Form 10-Q
period 1997-12-31
DECISIONONE CORP /DE; DECISIONONE HOLDINGS CORP
filed 1998-02-12
CIK 1040354, 1007588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                               -----------------

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE
        ACT OF 1934

               For the transition period ended ___________________


                           DecisionOne Holdings Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Commission File Number 0-28090
                                                -------


            Delaware                                           13-3435409
---------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


                            DecisionOne Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Commission File Number 333-28411
                                               ---------


            Delaware                                           23-2328680
---------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


            50 East Swedesford Road, Frazer, Pennsylvania     19355
            ----------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)


        Registrants telephone number, including area code (610) 296-6000
                                                          --------------


Indicate by check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject of such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

As of December 31, 1997, 12,589,313 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation was outstanding.

DecisionOne Corporation meets the requirements set forth in General Instruction H(l) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  DecisionOne Holdings Corp. and Subsidiaries
                                      and
                    DecisionOne Corporation and Subsidiaries

                       FORM 10-Q       February 12, 1997

                                    Contents
                                    --------

                                                                       Page No.
                                                                       --------

Part I.      Financial Information

     Item 1. Condensed Consolidated Financial Statements of
             DecisionOne Holdings Corp. and Subsidiaries

             Condensed Consolidated Balance Sheets -
             December 31, 1997 and June 30, 1997
             (unaudited)                                                     2

             Condensed Consolidated Statements of Operations -
             Three and Six Months Ended
             December 31, 1997 and 1996 (unaudited)                          3

             Condensed Consolidated Statements of
             Cash Flows - Six Months Ended
             December 31, 1997 and 1996 (unaudited)                          4

             Notes to Condensed Consolidated Financial
             Statements (unaudited)                                          5

             Condensed Consolidated Financial Statements of DecisionOne Corporation:

             Condensed Consolidated Balance Sheets -
             December 31, 1997 and June 30, 1997
             (unaudited)                                                     9

             Condensed Consolidated Statements of Operations -
             Three and Six Months Ended
             December 31, 1997 and 1996 (unaudited)                         10

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended
             December 31, 1997 and 1996 (unaudited)                         11

             Notes to Condensed Consolidated
             Financial Statements (unaudited)                               12

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations -
             Three and Six Months Ended
             December 31, 1997 and 1996                                     15

Part II:     Other Information                                              27

                  DecisionOne Holdings Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                      (In Thousands, Except Share Amounts)


                                                      December 31,     June 30,
ASSETS                                                   1997            1997
                                                      -----------      --------
Current Assets:
  Cash and cash equivalents ...................        $  8,595        $ 10,877
  Accounts receivable, net of allowances
    of $10,973 and $14,869 ....................         131,925         127,462
  Consumable parts, net of allowances of
    $13,567 and $15,976 .......................          28,734          29,052
  Other .......................................          24,318           9,778
                                                       --------        --------
    Total current assets ......................         193,572         177,169


Repairable Parts, Net of Accumulated
  Amoritization of $158,530 and $156,468 ......         212,807         205,366
Intangibles, Net of Accumulated Amoritization
  of $55,462 and $42,632 ......................         184,155         191,366
Property, Plant and Equipment, Net of
  Accumulated Depreciation of $45,525
  and $36,305 .................................          32,041          34,227
Other .........................................          25,531          14,977
                                                       --------        --------
Total Assets ..................................        $648,106        $623,105
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current portion of long-term debt ...........        $ 12,099        $  4,788
  Accounts payable and accrued expenses .......          94,569          96,516
  Deferred revenues ...........................          54,402          56,600
  Other .......................................           1,209          11,513
                                                       --------        --------
    Total current liabilities .................         162,279         169,417

Revolving Credit Loan and Long-term Debt ......         727,051         232,721

Other Liabilities .............................           4,376           6,079

Shareholders' Equity (Deficit):

  Preferred stock, no par value; authorized
    5,000,000 shares; none outstanding
  Common stock, $.01 par value, authorized
    100,000,000 shares; issued and
    outstanding 12,589,313 and 27,817,832
    shares ....................................             126             278
  Additional paid-in capital ..................        (133,376)        258,331
  Accumulated deficit .........................        (110,777)        (42,432)
  Other .......................................          (1,573)         (1,289)
                                                       --------        --------
    Total Shareholders' Equity (Deficit) ......        (245,600)        214,888
                                                       --------        --------
    Total Liabilities and Shareholders'
      Equity (Deficit) ........................        $648,106        $623,105
                                                       ========        ========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  DecisionOne Holdings Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                     Three Months Ended         Six Months Ended
                                                        December 31,              December 31,
                                                   ---------------------     ---------------------
                                                     1997         1996         1997         1996
                                                   --------     --------     --------     --------
Revenues .....................................     $200,075     $191,253     $402,339     $367,679

Cost of Revenues .............................      153,306      143,611      310,751      278,616
                                                   --------     --------     --------     --------
Gross Profit .................................       46,769       47,642       91,588       89,063

Operating Expenses:
  Selling, general and administrative
    expenses..................................       32,301       29,802       59,223       53,631
  Merger expenses ............................           --           --       69,046           --
  Amortization of intangibles ................        6,625        5,552       13,146       10,471
                                                   --------     --------     --------     --------
     Total Operating Expenses ................       38,926       35,354      141,415       64,102
                                                   --------     --------     --------     --------
Operating Income (Loss) ......................        7,843       12,288      (49,827)      24,961

Interest Expense, Net of Interest Income .....       18,420        3,747       30,153        7,015
                                                   --------     --------     --------     --------
Income (Loss) Before Income Taxes ............      (10,577)       8,541      (79,980)      17,946

Provision (Benefit) for Income Taxes .........          141        3,587      (11,635)       7,537
                                                   --------     --------     --------     --------
Net Income (Loss) ............................     $(10,718)    $  4,954     $(68,345)    $ 10,409
                                                   ========     ========     ========     ========

Pro forma Information:
     Pro forma Net Loss ......................     $(10,718)                 $(12,935)

     Pro forma Net Loss Per Common Share .....     $  (0.86)                 $  (1.03)

Pro forma Weighted Average Number of
 Common Shares Outstanding ...................       12,512                    12,506




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  DecisionOne Holdings Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                     Six months ended
                                                                                        December 31,
                                                                                  -------------------------
                                                                                     1997            1996
                                                                                  ---------        --------
Operating Activities:
     Net income (loss) ....................................................       $ (68,345)       $ 10,409

     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
         Amortization of repairable parts .................................          38,789          29,286
         Amortization of intangibles ......................................          13,146          10,471
         Depreciation .....................................................           7,822           6,243
         Changes in assets and liabilities,
           net of effects of business acquisitions ........................         (23,067)        (35,422)
                                                                                  ---------        --------
         Net cash provided by (used in) operating activities ..............         (31,655)         20,987



Investing Activities:
     Business acquisitions ................................................          (6,269)        (30,940)
     Capital expenditures, net of retirements .............................          (5,336)         (3,832)
     Repairable spare parts purchases, net ................................         (41,459)        (35,988)
                                                                                  ---------        --------
         Net cash used in investing activities ............................         (53,064)        (70,760)




Financing Activities:

     Proceeds from issuance of common stock ...............................         228,622             311
     Cash paid to redeem common stock .....................................        (609,391)             --
     Cash paid to cancel common stock warrants ............................         (12,158)             --
     Issuance of common stock warrants ....................................           1,880              --
     Net proceeds from borrowings .........................................         473,883          50,253
     Net principal payments under capital leases ..........................            (115)           (686)
     Other, net ...........................................................            (284)            (17)
                                                                                  ---------        --------
         Net cash provided by financing activities ........................          82,437          49,861
                                                                                  ---------        --------
Net change in cash and cash equivalents ...................................          (2,282)             88
                                                                                  ---------        --------
Cash and cash equivalents, beginning of period ............................          10,877           8,221
                                                                                  ---------        --------
Cash and cash equivalents, end of period ..................................       $   8,595        $  8,309
                                                                                  =========        ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (For the three and six month periods ended December 31, 1997 and 1996)
                                   (UNAUDITED)


Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1997 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited historical consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended.

Certain reclassifications have been made in order to conform with the December 31, 1997 presentation.


Note 2: Recent Accounting Pronouncement

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128, which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, generally requires a dual presentation of basic and diluted net income
(loss) per share as well as disclosures including a reconciliation of the computation of basic net income (loss) per share to diluted net income (loss) per share. Basic net income (loss) per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

The Company has adopted SFAS 128, as required, for the fiscal quarter ending December 31, 1997. Pro forma basic loss per share of $0.86 and $1.03 is presented in the accompanying Condensed Consolidated Statements of Operations for the three and six month periods ended

December 31, 1997, respectively. In accordance with SFAS 128, pro forma diluted loss per share for these periods is not presented, as these amounts would be anti-dilutive.

The pro forma per share information has been prepared to reflect the Company's recapitalization and merger with Quaker Holding Co. ("Quaker") and related transactions as if these had occurred on July 1, 1997 (see Note 3). Historical per share information is not presented as this would not be meaningful.

Note 3: Merger, Recapitalization and Pro Forma Information

On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Company common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Company common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Company common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility.

In connection with the merger, the Company raised $85 million through the public issuance of discount debentures, in addition to publicly issued subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the discount notes, subordinated notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Company common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company incurred various expenses, totaling approximately $69.0 million on a pre-tax basis, in connection with consummating the merger. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs are amortized to expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information as of June 30, 1997 and for the six month period ended December 31, 1997, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.

                                                            (In Thousands)
Pro Forma Balance Sheet Information:                        June 30, 1997
                                                            --------------
Total Assets ............................................     $652,085
Long Term Indebtedness (including current portion).......      724,500
Other Liabilities .......................................      170,708
Shareholders' (Deficit) .................................     (243,123)


                                                    (In Thousands except Per
                                                          Share Amounts)
                                                         Six Months Ended
                                                           December 31,
Pro Forma Income Statement Information:                       1997
                                                    ------------------------
Revenues .........................................          $402,339
Operating Income..................................            19,219
Loss from Continuing Operations before Income Tax
  Benefit ........................................           (16,044)
Net Loss .........................................           (12,935)
Loss per Common Share.............................            $(1.03)
Weighted Average Shares of Common Stock
  Outstanding ....................................            12,506

The pro forma net loss for the six month period ended December 31, 1997 reflects (1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility; (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the eliminaton of the net tax benefit related to these adjustments of approximately $8.6 million, including the effect of valuation allowances against certain deferred tax assets (see
Note 5).

Pro forma weighted average common shares outstanding includes 12,499,979 common stock shares outstanding immediately subsequent to the merger on August 7, 1997, in addition to shares subsequently issued and outstanding.

Note 4: Debt Covenants

The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. In January, 1998, the Company sought and obtained an amendment to the New Credit Facility, to exclude certain consulting charges related to the Company's ongoing service delivery re-engineering program from the calculation of certain financial performance measurements. The Company is in compliance with its covenants under the amended New Credit Facility as of December 31, 1997. The Company has also notified the New Credit Facility lenders that it will seek additional amendments to the New Credit Facility to reduce financial performance covenants, to be effective on or before March 31, 1998.

Note 5: Income Taxes

The Company expects that the merger will result in significant additional tax loss carryforwards and carrybacks arising in fiscal 1998, due largely to $69.0 million of non-recurring expenses incurred in consummating the merger (see Note
3). Net anticipated tax benefits and corresponding net deferred tax assets of approximately $11.6 million, primarily attributable to the merger, have been fully reflected in the six month period ended December 31, 1997. The anticipated net deferred tax assets have been reduced significantly, due primarily to management's projections of additional tax losses and the length of the period during which the anticipated tax benefits are expected to be realized.

The Company expects that its tax provision (benefit) in future periods will reflect effective tax rates which vary significantly from enacted statutory tax rates and from the Company's effective tax rate of 41.4% for fiscal 1997, principally as a result of additional unrecognized tax benefits on newly-arising net deferred tax assets. Future effective tax rates may also be subject to volatility as a result of valuation allowances which arise from differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

                    DecisionOne Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
                      (In Thousands, Except Share Amounts)


                                                                            December 31,          June 30,
                                                                                1997                1997
                                                                            ------------         ---------
ASSETS

Current Assets:
  Cash and cash equivalents                                                  $  7,412             $ 10,877
  Accounts receivable, net of allowances of $10,973 and $14,869               131,425              127,462
  Consumable parts, net of allowances of $13,567 and $15,976                   28,734               29,052
  Other                                                                        23,577                9,778
                                                                             --------             --------
    Total current assets                                                      191,148              177,169

Repairable Parts, Net of Accumulated Amortization of $158,530 and
  $156,468                                                                    212,807              205,366
Intangibles, Net of Accumulated Amortization of $55,462 and $42,632           184,155              191,366
Property, Plant and Equipment, Net of Accumulated Depreciation
  of $45,525 and $36,305                                                       32,041               34,227
Loan receivable from parent company                                            59,100                   --
Other                                                                          33,917               14,977
                                                                             --------             --------
Total Assets                                                                 $713,168             $623,105
                                                                             ========             ========
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Current portion of long-term debt                                          $ 12,099              $ 4,788
  Accounts payable and accrued expenses                                        94,069               96,516
  Deferred revenues                                                            54,402               56,600
  Other                                                                         5,158               11,513
                                                                             --------             --------
    Total current liabilities                                                 165,728              169,417

Revolving Credit Loan and Long-term Debt                                      638,488              232,721

Other Liabilities                                                               4,376                6,079

Shareholder's Equity (Deficit):

  Common stock, no par value; one share authorized, issued
    and outstanding in 1997 and 1996                                                --                   --
  Additional paid-in capital                                                   12,323              258,609
  Accumulated deficit                                                        (106,174)             (42,432)
  Other                                                                        (1,573)              (1,289)
                                                                             --------             --------
    Total Shareholder's Equity (Deficit)                                      (95,424)             214,888
                                                                             --------             --------
Total Liabilities and Shareholder's Equity (Deficit)                         $713,168             $623,105
                                                                             ========             ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    DecisionOne Corporation And Subsidiaries
                Condensed Consolidated Statements Of Operations
                                  (Unaudited)
                                 (In Thousands)


                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                       December 31,
                                                    ---------------------             ---------------------
                                                      1997         1996                 1997         1996
                                                    --------     --------             --------     --------
Revenues                                            $200,075     $191,253             $402,339     $367,679
Cost of Revenues                                     153,306      143,611              310,751      278,616
                                                    --------     --------             --------     --------
Gross Profit                                          46,769       47,642               91,588       89,063

Operating Expenses:
  Selling, general and administrative expenses        32,301       29,802               59,223       53,631
  Merger expenses                                         --           --               69,046           --
  Amortization of intangibles                          6,625        5,552               13,146       10,471
                                                    --------     --------             --------     --------
    Total Operating Expenses                          38,926       35,354              141,415       64,102
                                                    --------     --------             --------     --------
Operating Income (Loss)                                7,843       12,288              (49,827)      24,961

Interest Expense, Net of Interest Income              13,895        3,747               23,804        7,015
                                                    --------     --------             --------     --------

Income (Loss) Before Income Taxes                     (6,052)       8,541              (73,631)      17,946

Provision (Benefit) for Income Taxes                     573        3,587               (9,889)       7,537
                                                    --------     --------             --------     --------
Net Income (Loss)                                   $ (6,625)    $  4,954             $(63,742)    $ 10,409
                                                    ========     ========             ========     ========

Pro forma Information:
  Pro forma Net Loss                                $ (6,625)                         $ (7,645)


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    DecisionOne Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)


                                                                                   Six months ended
                                                                                       December 31,
                                                                             ----------------------------
                                                                                1997               1996
                                                                             ----------         ---------
Operating Activities:
  Net income (loss)                                                          $ (63,742)         $ 10,409

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Amortization of repairable parts                                            38,789            29,286
    Amortization of intangibles                                                 13,146            10,471
    Depreciation                                                                 7,822             6,243
    Changes in assets and liabilities, net of effects of business
      acquisitions                                                             (37,426)          (35,422)
                                                                             ---------           -------
    Net cash provided by (used in) operating activities                        (41,411)           20,987

Investing Activities:

  Business acquisitions                                                         (6,269)          (30,940)
  Capital expenditures, net of retirements                                      (5,536)           (3,832)
  Repairable spare parts purchases, net                                        (41,459)          (35,988)
                                                                             ---------           -------
    Net cash used in investing activities                                      (53,064)          (70,760)

Financing Activities:

  Capital contributions                                                            349               311
  Payment of dividend to parent company                                       (244,000)               --
  Loan made to parent company                                                  (59,100)               --
  Net proceeds from borrowings                                                 394,160            50,253
  Net payments under capital lease obligations                                    (115)             (686)
  Other, net                                                                      (284)              (17)
                                                                             ---------           -------
    Net cash provided by financing activities                                   91,010            49,861
                                                                             ---------           -------
Net change in cash and cash equivalents                                         (3,465)               88

Cash and cash equivalents, beginning of period                                  10,877             8,221
                                                                             ---------           -------
Cash and cash equivalents, end of period                                     $   7,412           $ 8,309
                                                                             =========           =======


             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      For the three and six month periods ended December 31, 1997 and 1996
                                   (UNAUDITED)

Note 1: Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp.; "Holdings") and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1997 balance sheet was derived from the Company's audited financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. The financial statements should be reviewed in conjunction with the audited financial statements of the Company and roles thereto filed with the Company's Annual Report on form 10-K for the fiscal year ended June 30, 1997, as amended.

Certain reclassifications have been made in order to conform with the December 31, 1997 presentation.

Note 2. Merger, Recapitalization and Pro Forma Information

On August 7, 1997, the Company and Holdings consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company, Holdings and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

In accordance with the terms of the Merger Agreement, which was formally approved by Holdings' shareholders on August 7, 1997, Quaker merged with and into Holdings, and the holders of approximately 94.7% of shares of Holdings' common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings' common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Holdings' common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility.

In connection with the merger, Holdings raised $85 million through the public issuance of discount debentures, in addition to subordinated notes for approximately $150 million issued publicly by the Company. The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the discount notes, subordinated notes, the initial borrowings under the new credit facility along with a loan of approximately $59.1 million from the Company to Holdings and the purchase of approximately $225 million of Company common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company and Holdings incurred various expenses, totaling $69 million on a pre-tax basis, in connection with consummating the merger. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs (of which approximately $18.9 million were incurred by the Company) associated with the merger financing. These costs are amortized to expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information as of June 30, 1997 and for the six month period ended December 31, 1997 assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.


                                                                 (In Thousands)
                                                                 June 30, 1997
                                                                 --------------

Pro Forma Balance Sheet Information:
Total Assets ................................................       $707,785
Long Term Indebtedness (including current portion) ..........        641,376
Other Liabilities ...........................................        170,708
Shareholder's (Deficit) .....................................       (104,299)

                                                                (In Thousands)
                                                               Six Months Ended
                                                                 December 31,
                                                                     1997
                                                               ----------------

Pro Forma Income Statement Information:
Revenues.....................................................      $402,339
Operating Income ............................................        19,219
Loss from Continuing Operations before Income
  Tax Benefit ...............................................        (8,176)
Net Loss ....................................................        (7,645)

     The pro forma net loss for the six month period ended December 31, 1997 reflects (1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $9.4 million, including the effect of valuation allowances against certain deferred tax assets (see Note 4).

Note 3: Debt Covenants

The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. In January, 1998, the Company sought and obtained an amendment to the New Credit Facility, to exclude certain consulting charges related to the Company's ongoing service delivery re-engineering program from the calculation of certain financial performance measurements. The Company is in compliance with its covenants under the amended New Credit Facility as of December 31, 1997. The Company has also notified the New Credit Facility lenders that it will seek additional amendments to the New Credit Facility to reduce financial performance covenants, to be effective on or before March 31, 1998.

Note 4: Income Taxes

The Company expects that the merger will result in significant additional tax loss carryforwards and carrybacks arising in fiscal 1998, due largely to $69.0 million of non-recurring expenses incurred in consummating the merger (see Note
2). Net anticipated tax benefits and corresponding net deferred tax assets of approximately $9.9 million, primarily attributable to the merger, have been fully reflected in the six month period ended December 31, 1997. The anticipated net deferred tax assets have been reduced significantly, due primarily to management's projections of additional tax losses and the length of the period during which the anticipated tax benefits are expected to be realized.

The Company expects that its tax provision (benefit) in future periods will reflect effective tax rates which vary significantly from enacted statutory tax rates and from the Company's effective tax rate of 41.4% for fiscal 1997, principally as a result of additional unrecognized tax benefits on newly-arising net deferred tax assets. Future effective tax rates may also be subject to volatility as a result of valuation allowances which arise from differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

Item 2.

                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                  Three and Six Months Ended December 31, 1997


     The following discussion should be read in conjunction with the audited Consolidated Financial Statements of DecisionOne Holdings Corp. and Subsidiaries, the audited Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries, and the respective Notes thereto, filed with these registrants' Annual Report on Form 10-K for the year ended June 30, 1997, as amended. Item 2 is presented with respect to both registrants noted above. (As used within this Item 2, the term "Company" refers to DecisionOne Holdings Corp. and its wholly-owned subsidiaries, including DecisionOne Corporation, and the term "Holdings" refers to DecisionOne Holdings Corp.)

     The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Business Overview

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

     Since the beginning of fiscal 1993, the Company has established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of assets and contracts of over 38 complementary businesses. The most significant of these were IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for cash consideration of $29.5 million, and Bell Atlantic Business Systems Services, Inc. ("BABSS") which was acquired in October 1995 for cash consideration of approximately $250.0 million. In addition, certain assets of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex") were acquired in November 1996 for cash consideration of approximately $24.4 million, after certain purchase price adjustments. These acquisitions were accounted for as purchase transactions.

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

     The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 85% of the Company's revenues are derived from maintenance contracts covering a broad spectrum of computer hardware. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per-incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per-incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company.

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

The Company provides computer maintenance and technology support services across a wide range of computing environments, including larger mainframe-based platforms, midrange systems and client/server platforms. Reflecting a general industry trend toward more flexible, less-centralized computing environments, the Company's customer service base includes an increasing number of decentralized structures and non-mainframe data centers. The Company continually evaluates its service offerings, labor and parts requirements in response to these industry trends.

The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. While the Company historically has typically been able to offset the erosion of contract-based revenue and maintain revenue growth through acquisitions and new contracts, notwithstanding the reduction in contract-based revenue, there can be no assurance it will continue to do so in the future, and any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on the Company's profitability.

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

Merger and Recapitalization

     On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. (the "Merger"). The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger between the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement"). The respective unaudited Consolidated Financial Statements of DecisionOne Holdings Corp. and DecisionOne Corporation and their respective subsidiaries as of and for the six months ended December 31, 1997, included herein, reflect transactions related to the consummation of the Merger.

In accordance with the terms of the Merger Agreement, which was approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Holdings, and the holders of approximately 94.7% of shares of Holdings common stock outstanding immediately prior to the Merger received $23 in cash in exchange for these shares. Holders of approximately 5.3% of shares of Holdings common stock outstanding immediately prior to the Merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. The aggregate value of the Merger transaction was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility.

     The Company incurred various expenses, aggregating $69.0 million on a pretax basis, in connection with consummating the Merger transaction. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. This one-time charge is reflected in the accompanying unaudited consolidated statements of operations of the Company and of DecisionOne Corporation for the six months ended December 31, 1997. In addition to these expenses, the Company also incurred $22.3 million of capitalized debt issuance costs associated with financing incurred in connection with the Merger (the "Merger Financing"). These costs are amortized to expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").

Results of Operations

     The following discussion of consolidated results of operations is presented with respect to the Company and with respect to DecisionOne Corporation for the three and six month periods ended December 31, 1997 and December 31, 1996. These results of operations include the acquisition of Memorex Telex from November 15, 1996.

     The following tables set forth, for the three and six month periods ended December 31, 1997 and 1996, respectively, certain consolidated operating data of the Company and of DecisionOne Corporation:

                                                 DecisionOne Holdings Corp.      DecisionOne Corporation
                                                    Three Months Ended             Three Months Ended
                                                       December 31,                  December 31,
                                                 --------------------------      -----------------------
                                                   1997               1996         1997           1996
                                                 --------          --------      --------       --------
                                                                   (Dollars in Thousands)
Statement of Operations Data:
Revenues:                                        $200,075          $191,253      $200,075       $191,253
Gross Profit                                       46,769            47,642        46,769         47,642
Operating Income excluding Merger expenses          7,843            12,288         7,843         12,288
Operating Income                                    7,843            12,288         7,843         12,288
Net Income (loss)                                $(10,718)         $  4,954      $ (6,625)      $  4,954
                                                 ========          ========      ========       ========

Other Data:
EBITDA(1)                                        $ 40,128          $ 40,477      $ 40,128       $ 40,477
Less: Amortization of repairable parts            (20,364)          (15,091)      (20,364)       (15,091)
                                                 --------          --------      --------       --------
Adjusted EBITDA(1)                                 19,764            25,386        19,764         25,386

Net cash provided by operating activities          21,746            14,264        22,499         14,264
Net cash used in investing activities             (29,400)          (50,104)      (29,400)       (50,104)
Net cash provided by financing activities           5,438            35,121         7,662         35,121


                                                 DecisionOne Holdings Corp.      DecisionOne Corporation
                                                     Six Months Ended                Six Months Ended
                                                       December 31,                    December 31,
                                                 --------------------------      -----------------------
                                                   1997              1996          1997           1996
                                                 --------          --------      --------       --------
                                                                   (Dollars in Thousands)
Statements of Operations Data:
Revenues:                                        $402,339          $367,679      $402,339       $367,679
Gross Profit:                                      91,588            89,063        91,588         89,063
Operating Income excluding Merger expenses         19,219            24,961        19,219         24,961
Operating Income (loss)                           (49,827)           24,961       (49,827)        24,961
Net Income (loss)                                $(68,345)         $ 10,409      $(63,742)      $ 10,409
                                                 ========          ========      ========       ========

Other Data:
EBITDA(1)                                        $ 81,137          $ 75,261      $ 81,137       $ 75,261
Less: Amortization of repairable parts            (38,789)          (29,286)      (38,789)       (29,286)
                                                 --------          --------      --------       --------
Adjusted EBITDA(1)                                 42,348            45,975        42,348         45,975

Net cash provided (used) by operating activities  (31,655)           20.987       (41,411)        20,987
Net cash used in investing activities             (53,064)          (70,760)      (53,064)       (70,760)
Net cash provided by financing activities          82,437            49,861        91,010         49,861

----------
(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes, depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, non-recurring charges for employee severance costs and unutilized leases (approximately $4.3 million for the six month period ending December 31, 1996), Merger expenses and certain consulting charges related to the Company's ongoing service delivery re-engineering program (approximately $1.5 million and $2.2 million for the three and six month periods ended December 31, 1997, respectively.) "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered into by the Company in connection with the Merger, and because the Company believes that Adjusted EBITDA is a more consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements than EBITDA.

Overview

The Company reported gross profit of $46.8 million and $47.6 million for the three months ended December 31, 1997 and 1996, respectively. Excluding pre-tax charges for non-recurring employee severance and unutilized lease costs of approximately $4.3 million incurred in connection with an acquisition during the three months ended December 31, 1996, income (loss) from continuing operations before income taxes was ($10.6) million and $12.8 million for the three months ended December 31, 1997 and 1996, respectively. Adjusted EBITDA was $19.8 million and $25.4 million for the three months ended December 31, 1997 and 1996, respectively.

Gross profit for the six month periods ended December 31, 1997 and 1996 was $91.6 million and $89.1 million, respectively. Excluding pre-tax charges of approximately $4.3 million for employee severance and unutilized lease costs in the six months ended December 31, 1996, and excluding approximately $69.0 million of non-recurring Merger expenses in the six months ended December 31, 1997, income (loss) from continuing operations before income taxes was ($10.9) million and $22.2 million for the six months ended December 31, 1997 and 1996, respectively. Adjusted EBITDA was $42.3 million and $46.0 million for the six months ended December 31, 1997 and 1996, respectively. For the reasons described below, the Company expects Adjusted EBITDA in the second half of fiscal 1998 to be consistent with levels achieved in the first half of 1998.


Three and Six Month Periods Ended December 31, 1997 Compared to Three and Six Month Periods Ended December 31, 1996

Revenues: Revenues increased by $8.8 million, or 4.6%, to $200.1 million for the three months ended December 31, 1997 from $191.3 million for the three months ended December 31, 1996. Revenues increased by $34.6 million, or 9.4%, to $402.3 million for the six months ended December 31, 1997 from $367.7 million for the six months ended December 31, 1996. These increases are attributable primarily to the inclusion of revenues for service contracts acquired from Memorex Telex on November 15, 1996 for an additional 1.5 months and 4.5 months for the three and six months ended December 31, 1997, respectively. Excluding these Memorex Telex-related increases, revenues declined in both comparable periods. Revenue reductions resulted primarily from lower per-incident and other non-contract revenues, which are subject to periodic fluctuation depending on customer demand for such services. Reductions in contract-based revenues, primarily due to lower sales of new contracts, also contributed to the comparable period declines. While the Company has taken actions which it expects will improve sales growth from current levels, revenues are expected to be lower relative to comparable fiscal 1997 periods.


     Gross Profit: Gross profit decreased by $0.8 million, or 1.7%, from $47.6 million for the three months ended December 31, 1996 to $46.8 million for the three months ended December 31, 1997. This decrease is principally attributable to the aforementioned decline in per-incident and other revenues during the quarter ended December 31, 1997 without a proportionate reduction in related cost of revenues during this period. While the Company can somewhat reduce its cost structure in response to declines in these revenues, these reductions typically trail the revenue declines and are generally not proportionate due to the fixed nature of much of the Company's cost structure. This decrease was substantially offset by the increase in gross profit for the quarter ended December 31, 1997 versus the quarter ended December 31, 1996 attributable to the inclusion of gross profit from service contracts of Memorex Telex for an additional 1.5 months in the three month period ended December 31, 1997.

     Gross profit increased to $91.6 million for the six months ended December 31, 1997 from $89.1 million for the six months ended December 31, 1996, an increase of $2.5 million, or 2.8%. This increase is primarily attributable to the inclusion of gross profit from Memorex Telex service contracts for an additional 4.5 months in the six months ended December 31, 1997. Excluding this increase, gross profits declined for the six month period ended December 31, 1997 compared to the six month period ended December 31, 1996 as a result of the aforementioned revenue declines without a proportionate decrease in costs.

As a percentage of revenues, gross profit decreased from 24.9% for three months ended December 31, 1996 to 23.4% for the three months ended December 31, 1997. Gross profit as a percentage of revenues similarly declined from 24.2% for the six months ended December 31, 1996 to 22.8% for the six months ended December 31, 1997. These decreases are attributable to the factors previously noted for the three and six month periods ended December 31, 1997. The Company has initiated re-engineering initiatives to improve the service delivery process, reduce associated costs and improve gross profit margins. The timing and impact of these initiatives is difficult to predict and gross profit margins are expected to be lower relative to comparable fiscal 1997 periods.

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses increased by $2.5 million, or 8.4%, to $32.3 million for the three months ended December 31, 1997 from $29.8 million for the three months ended December 31, 1996. Included in SG&A expenses for the quarter ended December 31, 1996 were non-recurring employee severance and unutilized lease costs of approximately $4.3 million. Included in SG&A expenses for the quarter ended December 31, 1997 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of approximately $1.5 million (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Excluding these costs, SG&A expenses increased by $5.3 million, or 20.8%, from $25.5 million for the three months ended December 31, 1996 to $30.8 million for the three months ended December 31, 1997. This increase is primarily attributable to the full-quarter effect of the acquisition of Memorex Telex service contracts and to the development of new information systems for the Company's central dispatch and service contract administration processes, in the three months ended December 31, 1997.

SG&A expenses increased by $5.6 million, or 10.4%, to $59.2 million for the six months ended December 31, 1997 from $53.6 million for the six months ended December 31, 1996. Included in SG&A expenses for the six months ended December 31, 1996 were non-recurring employee severance and unutilized lease costs of approximately $4.3 million. Included in SG&A expenses for the six months ended December 31, 1997 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of approximately $2.2 million. Excluding these costs, SG&A expenses increased by $7.7 million, or 15.6%, from $49.3 million for the six months ended December 31, 1996 to $57.0 million for the six months ended December 31, 1997. This increase is primarily attributable to the six month effect of the acquisition of Memorex Telex service contracts and to the development of new information systems for the Company's central dispatch and service contract administration processes, in the six month period ended December 31, 1997.

     Merger Expenses: In connection with the Merger, which was consummated on August 7, 1997, the Company incurred a one-time pre-tax charge of $69.0 million, comprised of expenses directly related to the Merger transaction. These non-recurring expenses are reflected in the Company's Statement of Operations for the six months ended December 31, 1997. See "Merger and Recapitalization" for additional information with respect to these Merger expenses.

     Amortization of Intangibles: Amortization of intangible assets increased by $1.0 million, or 17.9%, from $5.6 million for the three months ended December 31, 1996 to $6.6 million for the three months ended December 31, 1997. Amortization of intangible assets increased by $2.6 million, or 24.8%, from $10.5 million for the six month period ended December 31, 1996 to $13.1 million for the six month period ended December 31, 1997. These increases were attributable principally to the amortization of intangibles resulting from the acquisition of the service contracts of several complementary businesses, principally the Memorex Telex acquisition in November, 1996.

     Interest Expense: The Company's interest expense, net of interest income, increased to $18.4 million for the three months ended December 31, 1997 from $3.7 million for the three months ended December 31, 1996, an incease of $14.7 million, or 397.3%. Net interest expense increased by $23.2 million, or 331.4%, from $7.0 million for the six months ended December 31, 1996 to $30.2 million for the six months ended December 31, 1997. As more fully described in Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the six months ended December 31, 1997, this increase is due to the Company's significantly-increased average borrowings as a result of the Merger, which was consummated on August 7, 1997. These increased average borrowings of approximately $733.8 million and $650.0 million for the three and six month periods ended December 31, 1997, respectively, as compared to approximately $223.5 million and $216.0 for the three and six month periods ended December 31, 1996, respectively, coupled with higher average debt interest rates (9.0% and 6.4% for the respective periods), resulted in the significant increase in net interest expense during the three and six months ended December 31, 1997.

     Consolidated interest expense, net of interest income, for DecisionOne Corporation increased to $13.9 million for the three months ended December 31, 1997 from $3.7 million for the three months ended December 31, 1996, an increase of 275.7%. Consolidated interest expense, net of interest income, for DecisionOne Corporation increased to $23.8 million for the six months ended December 31, 1997 from $7.0 million for the three months ended December 31, 1996, an increase of 240.0%. This increase was similarly attributable to significantly-increased average borrowings and to higher interest rates as a result of the Merger, as described above. Average borrowings for DecisionOne Corporation, on a consolidated basis, were $646.9 million and $578.4 million for the three and six month periods ended December 31, 1997, respectively, as compared to $223.5 million and $216.0 million for the three and six month periods ended December 31, 1996.

     The increases in consolidated net interest expense for DecisionOne Corporation during the three and six month periods ended December 31, 1997 were lower than the aforementioned increases for the Company, primarily due to interest incurred with respect to approximately

$85.0 million of 11-1/2% Senior Discount Debentures issued by Holdings in connection with the Merger (see "Liquidity and Capital Resources").

     Income Taxes: The Company expects that the Merger will result in significant additional tax loss carryforwards arising in fiscal 1998, due principally to $69.0 million of non-recurring expenses incurred in consummating the merger. Net anticipated tax benefits and corresponding net deferred tax assets of approximately $11.6 million ($9.9 million for DecisionOne Corporation, on a consolidated basis), primarily attributable to the merger, have been fully reflected in the six month period ended December 31, 1997. The anticipated net deferred tax assets have been reduced significantly, for financial reporting purposes, due primarily to management's projections of future taxable income and the length of the period during which the anticipated tax benefits are expected to be realized.

     The Company expects that its tax provision (benefit) in future periods will reflect effective tax rates which vary significantly from enacted statutory tax rates and from the Company's effective tax rate of 41.4% for fiscal 1997, principally as a result of additional unrecognized tax benefits on newly-arising net deferred tax assets. Future effective tax rates may also be subject to volatility as a result of valuation allowance changes which arise from differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

     As of June 30, 1997, the Company had tax loss carryforwards and carrybacks of approximately $12.9 million and $8.7 million for Federal and state income tax purposes, respectively, which are scheduled to expire between 1998 and 2008. The Company also had alternative minimum tax credits of approximately $1.5 million as of June 30, 1997, with no applicable expiration period. These carryforwards, carrybacks and credits may be utilized, as applicable, to reduce future income taxes. The Company's initial public offering in April, 1996 resulted in an "ownership change" pursuant to Section 382 of the Code, which in turn resulted in the usage, for U.S. federal income tax purposes, of these carryforwards and credits during any future period being limited to approximately $20 million per annum.

     In addition, the Company's Merger in August, 1997 represents another "ownership change" under Section 382 of the Code, and the Company, therefore, estimates that, for U.S. federal income tax purposes, the limitation on its use of the pre-existing carryforwards as well as a limited amount of certain carryforwards arising during fiscal 1998 will be reduced to approximately $9.0 million per annum for any post-Merger period. The Company anticipates that expenses incurred in connection with the Merger during the six months ended December 31, 1997, in addition to anticipated losses from continuing operations during fiscal 1998 (excluding Merger expenses) will result in a tax loss carryback and additional tax loss carryforwards arising in fiscal 1998. The Company expects that a significant portion of the tax loss carryforward arising in fiscal 1998 will not be subject to future limitation pursuant to Section 382.

Liquidity and Capital Resources

Financing and Leverage

     Current (Post-Merger): The Company's principal sources of liquidity are cash flow from operations and borrowings under its new $105 million revolving credit facility (the "New Credit Facility"), which was entered into in connection with the Merger. The Company's principal uses of cash are debt service requirements, capital expenditures, purchases of repairable parts, acquisitions, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures, repairable parts and working capital will be funded from operating cash flow and borrowing under the New Credit Facility. To finance future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof.

     The Company incurred substantial indebtedness in connection with the Merger. As of December 31, 1997, the Company had outstanding approximately $739.2 million of long-term indebtedness, as compared to approximately $237.5 million as of June 30, 1997. (See Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the six months ended December 31, 1997.) The Company's significant debt service obligations could, under certain circumstances, have material consequences to security holders of the Company. See "Risk Factors", included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as amended.

     In connection with the Merger, Holdings raised $85 million of 11-1/2% Senior Discount Debentures due 2008 (the "11-1/2% Notes"), and DecisionOne Corporation issued $150 million of 9-3/4% Senior Subordinated Notes due 2007 (the "9-3/4% Notes"). DecisionOne Corporation also entered into the New Credit Facility, which provides for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the 11-1/2% Notes (which were issued with attached warrants), the 9-3/4% Notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Holdings common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the Merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the Merger. (See Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the six months ended December 31, 1997 for additional information).

     The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. In January, 1998, the Company sought and obtained an amendment to the New Credit Facility, providing approval from the primary lender to exclude certain consulting charges related to the Company's ongoing service delivery re-engineering program from the calculation of certain financial performance measurements. The Company is in compliance with its covenants under the amended New Credit Facility as of December 31, 1997. The Company has also notified the New Credit Facility lenders that it will seek additional amendments to the New Credit Facility to reduce financial performance covenants, to be effective on or before March 31, 1998.

     The Company currently expects to spend approximately $12 million in certain consulting charges related to the Company's ongoing service delivery re-engineering program in fiscal 1998. The initiatives to be funded include improvements to the Company's dispatch system and field engineer data collection and technical support tools which, combined with related process re-engineering strategies, are designed to increase productivity. There can be no assurance that these amounts will be so expended by the Company, nor when these amounts will be so expended. As noted in "Results of Operations" above, the Company incurred approximately $2.2 million of consulting fees in connection with these re-engineering initiatives during the six months ended December 31, 1997 ($1.5 million during the three months ended December 31, 1997).

     The Company anticipates that its operating cash flow, together with borrowings under the New Credit Facility (including expected future covenant amendments) will be sufficient to meet its anticipated future operating expenses, capital expenditures and to service its debt requirements as they become due.

     Historical: Until its initial public offering in April 1996, the Company's principal sources of capital had been borrowings from banks (primarily to finance acquisitions), private placements of equity and debt securities with principal stockholders and cash flow generated by operations. In April 1996, the Company (i) completed an initial public offering, which raised approximately $106 million and (ii) refinanced its bank debt, each of which is more fully discussed below.

     The Company has historically relied on banks as the primary source of funds required for larger acquisitions, such as the August 1994 acquisition of certain assets and liabilities of Servcom and the October 1995 acquisition of BABSS. Since July 1993, the Company's smaller acquisitions have been funded primarily through a combination of seller financing, cash and the assumption of liabilities under acquired prepaid service contracts.

     In April 1996, the Company completed an initial public offering (the Offering), raising $106 million through the issuance of 6.3 million shares of common stock. Subsequent to the Offering, the Company converted its then-existing term loan as well as its $30 million revolving credit facility into a $225 million variable rate, unsecured revolving credit facility (the "Facility). During November 1996, in connection with the acquisition of certain assets of the U.S. computer service business of Memorex Telex, the Company's lender approved a $75 million increase to the Facility, raising the total loan commitment to $300 million.

     The commitments under the Facility were scheduled to terminate on April 26, 2001. The interest rate applicable to the Facility varied, at the Company's option, based upon LIBOR (plus an applicable margin not to exceed 1%) or the prime rate. As of June 30, 1997, the interest rate applicable to loans under the Facility was LIBOR plus .75%, or an effective rate of approximately 6.5%, and available borrowings under the Facility were $65.7 million.

     The borrower under the Facility was DecisionOne Corporation. The obligations of DecisionOne Corporation thereunder were guaranteed by the Company and certain subsidiaries, except for its Canadian subsidiary. In connection with the Merger in August, 1997, all indebtedness outstanding under the Facility was repaid.

Financial Condition:

     Cash flow from operating activities, exclusive of non-recurring Merger expenses, for the six months ended December 31, 1997 was approximately $37.3 million, as compared to $21.0 million for the six months ended December 31, 1996. These funds, together with borrowings under the New Credit Facility, provided the required capital to fund repairable part purchases and capital expenditures of approximately $46.8 million during the six months ended December 31, 1997, as well as the acquisition of the service contracts and certain assets of complementary businesses for $6.3 million during this period.

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

                  DecisionOne Holdings Corp. and Subsidiaries
                    DecisionOne Corporation and Subsidiaries
                          Part II - Other Information


Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities and Use of Proceeds
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on December 9, 1997. At the meeting, the stockholders of the Company (i) approved the DecisionOne Holdings Corp. 1997 Management Incentive Plan, with 8,943,228 votes for approval, 143,026 votes against and 41 votes withheld, and (ii) elected the following persons to the Board of Directors of the Company:

                                    Votes For        Votes Withheld
                                    ---------        --------------
    Kenneth Draeger                 9,516,586             9,470
    Peter T. Grauer                 9,516,586             9,470
    Thomas G. Greig                 9,516,586             9,470
    Lawrence M. v.D. Schloss        9,516,586             9,470
    Kirk B. Wortman                 9,516,586             9,470


Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:

Number      Description of Document
------      -----------------------
10.1        Lease for Bloomington, Minnesota call center

10.2 Amendment No. 2, dated as of January 12, 1998, to Credit Agreement by and among DecisionOne Corporation, various financial institutions, DLJ Capital Funding Inc. (as Syndication Agent), NationsBank of Texas, N.A. (as Administrative Agent) and BankBoston, N.A. (as Documentation Agent)


27          Financial data schedules

         (b) Reports on Form 8-K
             None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                DecisionOne Holdings Corp.


                                /s/ Thomas J. Fitzpatrick
                                    -------------------------------------------
                                    Thomas J. Fitzpatrick
                                    Duly Authorized and Chief Financial Officer

Date: February 12, 1998

                                DecisionOne Corporation


                                /s/ Thomas J. Fitzpatrick
                                    -------------------------------------------
                                    Thomas J. Fitzpatrick
                                    Duly Authorized and Chief Financial Officer

Date: February 12, 1998