Form 10-Q
period 1998-03-31
DECISIONONE CORP /DE; DECISIONONE HOLDINGS CORP
filed 1998-05-15
CIK 1040354, 1007588

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

     X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES
    ---     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---      SECURITIES EXCHANGE ACT OF 1934

              For the transition period ended _____________________


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
             (Exact name of registrant as specified in its charter)


                        Commission File Number 333-28411
                                               ---------


              Delaware                                      23-2328680
  ---------------------------------                    ----------------------
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification Number)


            50 East Swedesford Road, Frazer, Pennsylvania       19355
            ---------------------------------------------     ----------
              (Address of principal executive offices)        (Zip Code)


        Registrants' telephone number, including area code (610) 296-6000
                                                           --------------


Indicate by check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject of such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of March 31, 1998, 12,584,219 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

DecisionOne Corporation meets the requirements set forth in General Instruction H(1) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                 DecisionOne Holdings Corp. and Subsidiaries and
                    DecisionOne Corporation and Subsidiaries
                    FORM 10-Q                   May 15, 1998

                                    Contents
                                    --------
                                                                        Page No.
                                                                        --------
Part I.        Financial Information

         Item 1. Condensed Consolidated Financial Statements of DecisionOne Holdings Corp. and Subsidiaries:

                    Condensed Consolidated Balance Sheets -
                    March 31, 1998 and June 30, 1997
                    (unaudited)                                               2

                    Condensed Consolidated Statements of
                    Operations - Three and Nine Months Ended
                    March 31, 1998 and 1997 (unaudited)                       3

                    Condensed Consolidated Statements of
                    Cash Flows - Nine Months Ended
                    March 31, 1998 and 1997 (unaudited)                       4

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited)                                    5

                    Condensed Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries:

                    Condensed Consolidated Balance Sheets -
                    March 31, 1998 and June 30, 1997
                    (unaudited)                                               9

                    Condensed Consolidated Statements of
                    Operations - Three and Nine Months Ended
                    March 31, 1998 and 1997 (unaudited)                      10

                    Condensed Consolidated Statements of
                    Cash Flows - Nine Months Ended
                    March 31, 1998 and 1997 (unaudited)                      11

                    Notes to Condensed Consolidated
                    Financial Statements (unaudited)                         12

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations - Three and Nine Months Ended
                    March 31, 1998 and 1997                                  15

Part II.       Other Information                                             27

                   DecisionOne Holdings Corp. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                                 March 31,        June 30,
                                                                                   1998             1997
                                                                                 ---------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                      $   9,090       $  10,877
  Accounts receivable, net of allowances of $11,116 and $14,869                    137,980         127,462
  Consumable parts, net of allowances of $13,240 and $15,976                        29,162          29,052
  Other                                                                             25,282           9,778
                                                                                 ---------       ---------
     Total current assets                                                          201,514         177,169

Repairable Parts, Net of Accumulated Amortization of $166,757 and $156,468         212,012         205,366
Intangibles, Net of Accumulated Amortization of $62,225 and $42,632                183,324         191,366
Property, Plant and Equipment, Net of Accumulated Depreciation
          of $47,567 and $36,305                                                    30,081          34,227
Other                                                                               34,110          14,977
                                                                                 ---------       ---------
Total Assets                                                                     $ 661,041       $ 623,105
                                                                                 =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current portion of long-term debt                                              $  11,694       $   4,788
  Accounts payable and accrued expenses                                             97,610          96,516
  Deferred revenues                                                                 54,013          56,600
  Other                                                                             10,165          11,513
                                                                                 ---------       ---------
     Total current liabilities                                                     173,482         169,417

Revolving Credit Loan and Long-term Debt                                           738,603         232,721

Other Liabilities                                                                    5,505           6,079

Shareholders' Equity (Deficit):

  Preferred stock, no par value; authorized 5,000,000 shares;
     none outstanding
  Common stock, $.01 par value, authorized 100,000,000 shares;
     issued and outstanding 12,584,219 and 27,817,832 shares                           126             278
  Additional paid-in capital                                                      (133,461)        258,331
  Accumulated deficit                                                             (121,771)        (42,432)
  Other                                                                             (1,443)         (1,289)
                                                                                 ---------       ---------

     Total Shareholders' Equity (Deficit)                                         (256,549)        214,888
                                                                                 ---------       ---------

Total Liabilities and Shareholders' Equity (Deficit)                             $ 661,041       $ 623,105
                                                                                 =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DecisionOne Holdings Corp. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months Ended             Nine Months Ended
                                                             March 31,                     March 31,
                                                    -------------------------      -------------------------
                                                       1998            1997           1998            1997
                                                    ---------       ---------      ---------       ---------
Revenues                                            $ 200,910       $ 205,070      $ 603,249       $ 572,749

Cost of Revenues                                      153,163         151,248        463,914         429,886
                                                    ---------       ---------      ---------       ---------
Gross Profit                                           47,747          53,822        139,335         142,863

Operating Expenses:
  Selling, general and administrative expenses         35,263          27,352         94,486          80,961
  Merger expenses                                          --              --         69,046              --
  Amortization of intangibles                           6,861           6,390         20,007          16,861
                                                    ---------       ---------      ---------       ---------
     Total Operating Expenses                          42,124          33,742        183,539          97,822
                                                    ---------       ---------      ---------       ---------
Operating Income (Loss)                                 5,623          20,080        (44,204)         45,041

Interest Expense, Net of Interest Income               18,554           3,689         48,707          10,704
                                                    ---------       ---------      ---------       ---------
Income (Loss) Before Income Taxes                     (12,931)         16,391        (92,911)         34,337

Provision (Benefit) for Income Taxes                   (1,937)          6,884        (13,572)         14,421
                                                    ---------       ---------      ---------       ---------
Net Income (Loss)                                   $ (10,994)      $   9,507      $ (79,339)      $  19,916
                                                    =========       =========      =========       =========

Pro forma Information:
    Pro forma Net Loss                              $ (10,994)                     $ (24,185)

    Pro forma Net Loss Per Common Share             $   (0.87)                     $   (1.93)

Pro forma Weighted Average Number of
  Common Shares Outstanding                            12,585                         12,532

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DecisionOne Holdings Corp. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                             Nine months ended
                                                                                                  March 31,
                                                                                          -----------------------
                                                                                            1998           1997
                                                                                          --------       --------
Operating Activities:
    Net income (loss)                                                                     $(79,339)      $ 19,916
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
          Amortization of repairable parts                                                  59,955         45,642
          Amortization of intangibles                                                       20,007         16,861
          Depreciation                                                                      11,785          9,836
          Changes in assets and liabilities, net of effects of business acquisitions       (26,484)       (34,601)
                                                                                          --------       --------
          Net cash provided by (used in) operating activities                              (14,076)        57,654
Investing Activities:
      Business acquisitions                                                                 (9,369)       (34,433)
      Capital expenditures, net of retirements                                              (7,039)        (6,093)
      Repairable spare parts purchases, net                                                (61,830)       (64,803)
                                                                                          --------       --------
          Net cash used in investing activities                                            (78,238)      (105,329)
Financing Activities:
      Proceeds from issuance of common stock                                               228,622            434
      Cash paid to redeem common stock                                                    (609,391)            --
      Cash paid to cancel common stock warrants                                            (12,158)            --
      Issuance of common stock warrants                                                      1,880             --
      Net proceeds from borrowings                                                         482,060         52,915
      Net principal payments under capital leases                                             (332)          (961)
      Other, net                                                                              (154)           (48)
                                                                                          --------       --------
          Net cash provided by financing activities                                         90,527         52,340
                                                                                          --------       --------
Net change in cash and cash equivalents                                                     (1,787)         4,665
Cash and cash equivalents, beginning of period                                              10,877          8,221
                                                                                          --------       --------
Cash and cash equivalents, end of period                                                  $  9,090       $ 12,886
                                                                                          ========       ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (For the three and nine month periods ended March 31, 1998 and 1997)
                                   (UNAUDITED)


Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1997 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended.

Certain reclassifications have been made in order to conform with the March 31, 1998 presentation.

Note 2: Recent Accounting Pronouncement

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements issued for periods ended after December 15, 1997. SFAS 128, which supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, generally requires a dual presentation of basic and diluted net income (loss) per share as well as disclosures including a reconciliation of the computation of basic net income (loss) per share to diluted net income (loss) per share. Basic net income (loss) per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period.

Pro forma basic loss per share of $0.87 and $1.93 is presented in the accompanying Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 1998, respectively. In accordance with SFAS 128, pro forma diluted loss per share for these periods is not presented, as these amounts would be anti-dilutive.

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

As a result of the merger, the Company incurred various expenses, totaling approximately $69.0 million on a pre-tax basis, in connection with consummating the merger. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs are amortized to interest expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information as of June 30, 1997 and for the nine month period ended March 31, 1998, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.

                                                              (In Thousands)
                                                               June 30, 1997
                                                              --------------
Pro Forma Balance Sheet Information:
Total Assets ................................................... $ 652,085
Long Term Indebtedness (including current portion)                 724,500
Other Liabilities ..............................................   170,708
Shareholders' (Deficit).........................................  (243,123)


                                                            (In Thousands Except
                                                             Per Share Amounts)
                                                             Nine Months Ended
                                                               March 31, 1998
                                                            --------------------
Pro Forma Income Statement Information:
Revenues........................................................  $603,249
Operating Income................................................    24,842
Loss from Continuing Operations before Income Tax Benefit.......   (28,975)
Net Loss........................................................   (24,185)
Loss per Common Share...........................................  $  (1.93)
Weighted Average Shares of Common Stock Outstanding.............    12,532

The pro forma net loss for the nine month period ended March 31, 1998 reflects
(1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility; (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $8.8 million, including the effect of valuation allowances against certain deferred tax assets (see Note 5).

Pro forma weighted average common shares outstanding includes 12,499,979 common stock shares outstanding immediately subsequent to the merger on August 7, 1997, in addition to shares subsequently issued and outstanding.

Note 4: Debt Covenants

The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility. The revised interest rate applicable to the New Credit Facility varies, at the Company's option, based upon LIBOR (plus applicable margins not to exceed 3.0%) or Prime Rate (plus applicable margin not to exceed 1.75%). The Company incurred fees of approximately $1.4 million in connection with the amendments. These costs will be amortized to interest expense over the remaining term of the related debt instruments. The Company is in compliance with its covenants under the amended New Credit Facility as of March 31, 1998.

Note 5: Income Taxes

The Company expects that the merger will result in significant additional tax loss carryforwards and carrybacks arising in fiscal 1998, due largely to $69.0 million of non-recurring expenses incurred in consummating the merger (see Note
3). Net anticipated tax benefits and corresponding net deferred tax assets of approximately $13.6 million, primarily attributable to the merger, have been fully reflected in the nine month period ended March 31, 1998. The anticipated net deferred tax assets have been reduced significantly, due primarily to management's projections of additional tax losses and the length of the period during which the anticipated tax benefits are expected to be realized.

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

                    DecisionOne Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (In Thousands)

                                                                                 March 31,        June 30,
                                                                                   1998             1997
                                                                                 ---------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents                                                      $   7,896       $  10,877
  Accounts receivable, net of allowances of $11,116 and $14,869                    137,980         127,462
  Consumable parts, net of allowances of $13,240 and $15,976                        29,162          29,052
  Other                                                                             24,541           9,778
                                                                                 ---------       ---------
     Total current assets                                                          199,579         177,169

Repairable Parts, Net of Accumulated Amortization  of $166,757 and $156,468        212,012         205,366
Intangibles, Net of Accumulated Amortization of $62,225 and $42,632                183,324         191,366
Property, Plant and Equipment, Net of Accumulated Depreciation
          of $47,567 and $36,305                                                    30,081          34,227
Loan receivable from parent company                                                 59,100              --
Other                                                                               41,849          14,977
                                                                                 ---------       ---------

Total Assets                                                                     $ 725,945       $ 623,105
                                                                                 =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Current portion of long-term debt                                              $  11,694       $   4,788
  Accounts payable and accrued expenses                                             97,110          96,516
  Deferred revenues                                                                 54,013          56,600
  Other                                                                             14,114          11,513
                                                                                 ---------       ---------
     Total current liabilities                                                     176,931         169,417

Revolving Credit Loan and Long-term Debt                                           646,776         232,721

Other Liabilities                                                                    5,565           6,079

Shareholder's Equity (Deficit):

  Common stock, no par value; one share authorized, issued
     and outstanding                                                                    --              --
  Additional paid-in capital                                                        12,323         258,609
  Accumulated deficit                                                             (114,207)        (42,432)
  Other                                                                             (1,443)         (1,289)
                                                                                 ---------       ---------

     Total Shareholder's Equity (Deficit)                                         (103,327)        214,888
                                                                                 ---------       ---------

Total Liabilities and Shareholder's Equity (Deficit)                             $ 725,945       $ 623,105
                                                                                 =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DecisionOne Corporation and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (In Thousands)

                                                        Three Months Ended             Nine Months Ended
                                                             March 31,                     March 31,
                                                    -------------------------      -------------------------
                                                       1998            1997           1998            1997
                                                    ---------       ---------      ---------       ---------
Revenues                                            $ 200,910       $ 205,070      $ 603,249       $ 572,749

Cost of Revenues                                      153,163         151,248        463,914         429,886
                                                    ---------       ---------      ---------       ---------
Gross Profit                                           47,747          53,822        139,335         142,863
Operating Expenses:
  Selling, general and administrative expenses         35,263          27,352         94,486          80,961
  Merger expenses                                          --              --         69,046              --
  Amortization of intangibles                           6,861           6,390         20,007          16,861
                                                    ---------       ---------      ---------       ---------
     Total Operating Expenses                          42,124          33,742        183,539          97,822
                                                    ---------       ---------      ---------       ---------
Operating Income (Loss)                                 5,623          20,080        (44,204)         45,041
Interest Expense, Net of Interest Income               14,021           3,689         37,825          10,704
                                                    ---------       ---------      ---------       ---------
Income (Loss) Before Income Taxes                      (8,398)         16,391        (82,029)         34,337
Provision (Benefit) for Income Taxes                     (365)          6,884        (10,254)         14,421
                                                    ---------       ---------      ---------       ---------
Net Income (Loss)                                   $  (8,033)      $   9,507      $ (71,775)      $  19,916
                                                    =========       =========      =========       =========

Pro forma  Information:
     Pro forma Net Loss                             $  (8,033)                     $ (15,773)

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DecisionOne Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                             Nine months ended
                                                                                                  March 31,
                                                                                          -----------------------
                                                                                            1998           1997
                                                                                          --------       --------
Operating Activities:
    Net income (loss)                                                                     $(71,775)      $ 19,916
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
          Amortization of repairable parts                                                  59,955         45,642
          Amortization of intangibles                                                       20,007         16,861
          Depreciation                                                                      11,785          9,836
          Changes in assets and liabilities, net of effects of business acquisitions       (43,815)       (34,601)
                                                                                          --------       --------
          Net cash provided by (used in) operating activities                              (23,843)        57,654
Investing Activities:
      Business acquisitions                                                                 (9,369)       (34,433)
      Capital expenditures, net of retirements                                              (7,039)        (6,093)
      Repairable spare parts purchases, net                                                (61,830)       (64,803)
                                                                                          --------       --------
          Net cash used in investing activities                                            (78,238)      (105,329)
Financing Activities:
      Capital contributions                                                                    349            434
      Payment of dividend to parent company                                               (244,000)            --
      Loan made to parent company                                                          (59,100)            --
      Net proceeds from borrowings                                                         402,337         52,915
      Net payments under capital lease obligations                                            (332)          (961)
      Other, net                                                                              (154)           (48)
                                                                                          --------       --------
          Net cash provided by financing activities                                         99,100         52,340
                                                                                          --------       --------
Net change in cash and cash equivalents                                                     (2,981)         4,665
Cash and cash equivalents, beginning of period                                              10,877          8,221
                                                                                          --------       --------
Cash and cash equivalents, end of period                                                  $  7,896       $ 12,886
                                                                                          ========       ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (For the three and nine month periods ended March 31, 1998 and 1997)
                                   (UNAUDITED)


Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp.; "Holdings") and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1997 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended.

Certain reclassifications have been made in order to conform with the March 31, 1998 presentation.


Note 2: Merger, Recapitalization and Pro Forma Information

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

As a result of the merger, the Company and Holdings incurred various expenses, totaling $69.0 million on a pre-tax basis, in connection with consummating the merger. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs (of which approximately $18.9 million were incurred by the Company) associated with the merger financing. These costs are amortized to interest expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information as of June 30, 1997 and for the nine month period ended March 31, 1998 assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the financial condition or of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.


                                                                (In Thousands)
                                                                June 30, 1997
                                                                --------------
Pro Forma Balance Sheet Information:
Total Assets....................................................  $ 707,785
Long Term Indebtedness (including current portion)..............    641,376
Other Liabilities...............................................    170,708
Shareholder's (Deficit).........................................   (104,299)


                                                                (In Thousands)
                                                               Nine Months Ended
                                                                March 31, 1998
                                                               -----------------
Pro Forma Income Statement Information:
Revenues........................................................    $603,249
Operating Income................................................      24,842
Loss from Continuing Operations before Income Tax Benefit.......     (16,574)
Net Loss........................................................     (15,773)


The pro forma net loss for the nine month period ended March 31, 1998 reflects
(1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $9.5 million, including the effect of valuation allowances against certain deferred tax assets (see Note 4).

Note 3: Debt Covenants

The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility. The revised interest rate applicable to the New Credit Facility varies, at the Company's option, based upon LIBOR (plus applicable margin not to exceed 3.0%) or Prime Rate (plus applicable margin not to exceed 1.75%). The Company incurred fees of approximately $1.4 million in connection with the amendments. These costs will be amortized to interest expense over the remaining term of the related debt instruments. The Company is in compliance with its covenants under the amended New Credit Facility as of March 31, 1998.

Note 4: Income Taxes

The Company expects that the merger will result in significant additional tax loss carryforwards and carrybacks arising in fiscal 1998, due largely to $69.0 million of non-recurring expenses incurred in consummating the merger (see Note
2). Net anticipated tax benefits and corresponding net deferred tax assets of approximately $10.3 million, primarily attributable to the merger, have been fully reflected in the nine month period ended March 31, 1998. The anticipated net deferred tax assets have been reduced significantly, due primarily to management's projections of additional tax losses and the length of the period during which the anticipated tax benefits are expected to be realized.

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

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
               Three and Nine Months Ended March 31, 1998 and 1997


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

     The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, as amended. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

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

     Since the beginning of fiscal 1993, the Company has established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of assets and contracts of over 40 complementary businesses. The most significant of these were IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for cash consideration of $29.5 million, and Bell Atlantic Business Systems Services, Inc. ("BABSS") which was acquired in October 1995 for cash consideration of approximately $250.0 million. In addition, certain assets of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex") were acquired in November 1996 for cash consideration of approximately $24.4 million, after certain purchase price adjustments. These acquisitions were accounted for as purchase transactions.

     At the time of its acquisition by the Company, BABSS was among the largest independent, multivendor service organizations servicing end-user organizations and original equipment manufacturers. Prior to the acquisition of BABSS, the Company had higher gross margins than BABSS principally because approximately 30% of the Company's revenues in fiscal 1995 were attributable to higher margin contracts involving systems that can be serviced by a limited number of service providers ("proprietary systems"), whereas BABSS had limited revenues from proprietary systems.

     The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 89% of the Company's revenues are derived from contracts covering a broad spectrum of computer services. Maintenance contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per-incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per-incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company.

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

     The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this reduction to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. While the Company historically has typically been able to offset the erosion of contract-based revenue and maintain revenue growth through acquisitions and new contracts, notwithstanding the reduction in contract-based revenue, there can be no assurance it will continue to do so in the future, and any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on the Company's profitability.

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

Merger and Recapitalization

     On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. (the "Merger"). The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger between the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement"). The respective unaudited Condensed Consolidated Financial Statements of DecisionOne Holdings Corp. and DecisionOne Corporation and their respective subsidiaries as of and for the nine months ended March 31, 1998, included herein, reflect transactions related to the consummation of the Merger.

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

     The Company incurred various expenses, aggregating $69.0 million on a pretax basis, in connection with consummating the Merger transaction. These costs consisted primarily of compensation costs, professional and advisory fees and other expenses. This one-time charge is reflected in the accompanying unaudited consolidated statements of operations of the Company and of DecisionOne Corporation for the nine months ended March 31, 1998. In addition to these expenses, the Company also incurred $22.3 million of capitalized debt issuance costs associated with financing incurred in connection with the Merger (the "Merger Financing"). These costs are amortized to interest expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").

Results of Operations

     The following discussion of consolidated results of operations is presented with respect to the Company and with respect to DecisionOne Corporation for the three and nine month periods ended March 31, 1998 and 1997. These results of operations include the acquisition of Memorex Telex from November 15, 1996.

     The following tables set forth, for the three and nine month periods ended March 31, 1998 and 1997, respectively, certain consolidated operating data of the Company and of DecisionOne Corporation:

                                                        DecisionOne Holdings Corp.          DecisionOne Corporation
                                                            Three Months Ended                 Three Months Ended
                                                                 March 31,                         March 31,
                                                       ---------------------------         -------------------------
                                                         1998               1997             1998             1997
                                                       --------           --------         --------         --------
                                                                       (Dollars in Thousands)
Statement of Operations Data:
Revenues                                               $200,910           $205,070         $200,910         $205,070
Gross Profit                                             47,747             53,822           47,747           53,822
Operating Income                                          5,623             20,080            5,623           20,080
Net Income (loss)                                      $(10,994)          $  9,507         $ (8,033)        $  9,507
                                                       ========           ========         ========         ========

Other Data:
EBITDA (1)                                             $ 40,333           $ 46,420         $ 40,333         $ 46,420
Less: Amortization of repairable parts                  (21,167)           (16,358)         (21,167)         (16,358)
                                                       --------           --------         --------         --------
Adjusted EBITDA (1)                                      19,166             30,062           19,166           30,062

Net cash provided by operating activities                17,579             36,667           17,568           36,667
Net cash used in investing activities                   (25,174)           (34,569)         (25,174)         (34,569)
Net cash provided by financing activities                 8,090              2,479            8,090            2,479

                                                        DecisionOne Holdings Corp.          DecisionOne Corporation
                                                            Nine Months Ended                  Nine Months Ended
                                                                 March 31,                         March 31,
                                                       ---------------------------         -------------------------
                                                         1998               1997             1998             1997
                                                       --------           --------         --------         --------
                                                                       (Dollars in Thousands)
Statement of Operations Data:
Revenues                                              $ 603,249           $572,749        $ 603,249        $ 572,749
Gross Profit                                            139,335            142,863          139,335          142,863
Operating Income excluding Merger
     Expenses                                            24,842             45,041           24,842           45,041
Operating Income (loss)                                 (44,204)            45,041          (44,204)          45,041
Net Income (loss)                                     $ (79,339)          $ 19,916        $ (71,775)       $  19,916
                                                      =========           ========        =========        =========

Other Data:
EBITDA (1)                                            $ 121,469           $121,679        $ 121,469        $ 121,679
Less: Amortization of repairable parts                  (59,955)           (45,642)         (59,955)         (45,642)
                                                      ---------           --------        ---------        ---------
Adjusted EBITDA (1)                                      61,514             76,037           61,514           76,037

Net cash provided by (used in) operating
     activities                                         (14,076)            57,654          (23,843)          57,654
Net cash used in investing activities                   (78,238)          (105,329)         (78,238)        (105,329)
Net cash provided by financing activities                90,527             52,340           99,100           52,340

----------

(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes, depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, non-recurring charges for employee severance costs and unutilized leases (approximately $4.3 million for the nine month period ended March 31, 1997), Merger expenses and certain consulting charges related to the Company's ongoing service delivery re-engineering program (approximately $2.7 million and $4.9 million for the three and nine month periods ended March 31, 1998, respectively.) "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered into by the Company in connection with the Merger, and because the Company believes that Adjusted EBITDA is a more consistent indicator than EBITDA of the Company's ability to meet its debt service, capital expenditure and working capital requirements.

Overview

     The Company reported gross profit of $47.7 million and $53.8 million for the three months ended March 31, 1998 and 1997, respectively. Income (loss) from continuing operations before income taxes was ($12.9) million and $16.4 million for the three months ended March 31, 1998 and 1997, respectively. Adjusted EBITDA was $19.2 million and $30.1 million for the three months ended March 31, 1998 and 1997, respectively.

Gross profit for the nine month periods ended March 31, 1998 and 1997 was $139.3 million and $142.9 million, respectively. Excluding pre-tax charges of approximately $4.3 million for employee severance and unutilized lease costs in the nine months ended March 31, 1997, and excluding approximately $69.0 million of non-recurring Merger expenses and approximately $4.9 million of certain consulting charges related to an ongoing service delivery re-engineering program in the nine months ended March 31, 1998, income (loss) from continuing operations before income taxes was ($19.0) million and $38.6 million for the nine months ended March 31, 1998 and 1997, respectively. Adjusted EBITDA was $61.5 million and $76.0 million for the nine months ended March 31, 1998 and 1997, respectively.

Three and Nine Month Periods Ended March 31, 1998 Compared to Three and Nine Month Periods Ended March 31, 1997

     Revenues: Revenues decreased by $4.2 million, or 2.0%, to $200.9 million for the three months ended March 31, 1998 from $205.1 million for the three months ended March 31, 1997. Revenues increased by $30.5 million, or 5.3%, to $603.2 million for the nine months ended March 31, 1998 from $572.7 million for the nine months ended March 31, 1997. The increase in revenues for the nine month period ended March 31, 1998 is primarily attributable to the inclusion of revenues for service contracts acquired from Memorex Telex on November 15, 1996 for an additional 4.5 months. Excluding these Memorex Telex-related increases, revenues declined for the nine-month period ended March 31, 1998. Revenue reductions from comparable periods resulted primarily from lower contract-based revenues due to lower sales of new contracts. While the Company has taken actions which it expects will improve sales growth from current levels, revenues may continue to be lower relative to comparable fiscal 1997 periods.

     Gross Profit: Gross profit decreased by $6.1 million, or 11.3%, from $53.8 million for the three months ended March 31, 1997 to $47.7 million for the three months ended March 31, 1998. This decrease is principally attributable to the aforementioned decline in revenues during the quarter ended March 31, 1998, without a proportionate reduction in related cost of revenues during this period. Amortization of repairable parts increased $4.8 million from $16.4 million for the three months ended March 31, 1997 to $21.2 million for the three months ended March 31, 1998, due to higher average levels of repairable parts on hand in fiscal 1998 in comparison to the comparable period in fiscal 1997. The increase in amortization of repairable parts was partially offset by a $2.4 million decrease in employment costs from $76.4 million for the three months ended March 31, 1997 to $74.0 million for the three months ended March 31, 1998.

     Gross profit decreased to $139.3 million for the nine months ended March 31, 1998 from $142.9 million for the nine months ended March 31, 1997, a decrease of $3.6 million, or 2.5%. Gross profits declined for the nine month period ended March 31, 1998 compared to the nine month period ended March 31, 1997 as a result of the aforementioned revenue declines without a proportionate decrease in costs. Additionally, amortization of repairable parts increased by $14.4 million from $45.6 million for the nine months ended March 31, 1997 to $60.0 million for the nine months ended March 31, 1998, due to higher average levels of repairable parts on hand in fiscal 1998 in comparison to the comparable period in fiscal 1997. These reductions were substantially offset by an increase attributable to the inclusion of gross profit from Memorex Telex service contracts for an additional 4.5 months in the nine months ended March 31, 1998.

     As a percentage of revenues, gross profit decreased from 26.2% for three months ended March 31, 1997 to 23.8% for the three months ended March 31, 1998. Gross profit as a percentage of revenues similarly declined from 24.9% for the nine months ended March 31, 1997 to 23.1% for the nine months ended March 31, 1998. These decreases are attributable to the factors previously noted for the three and nine-month periods ended March 31, 1998. The Company has begun implementing initiatives to improve the service delivery process, reduce associated costs and improve gross profit margins. The timing and impact of gross profit improvements are difficult to predict and gross profit margins are expected to be lower relative to comparable fiscal 1997 periods.

Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses increased by $7.9 million, or 28.8%, to $35.3 million for the three months ended March 31, 1998 from $27.4 million for the three months ended March 31, 1997. Included in SG&A expenses for the quarter ended March 31, 1998 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of approximately $2.7 million (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Excluding these costs, SG&A expenses increased by $5.2 million, or 19.0%. A significant portion of this increase is attributable to the development of new information systems for the Company's central dispatch and service contract administration processes and increases in sales employment costs, in the three month period ended March 31, 1998.

     SG&A expenses increased by $13.5 million, or 16.7%, to $94.5 million for the nine months ended March 31, 1998 from $81.0 million for the nine months ended March 31, 1997. Included in SG&A expenses for the nine months ended March 31, 1997 were non-recurring employee severance and unutilized lease costs of approximately $4.3 million. Included in SG&A expenses for the nine months ended March 31, 1998 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of approximately $4.9 million. Excluding these costs, SG&A expenses increased by $12.9 million, or 16.8%. This increase is primarily attributable to the nine month effect of the acquisition of Memorex Telex service contracts, the development of new information systems for the Company's central dispatch and service contract administration processes and increases in sales employment costs, in the nine month period ended March 31, 1998.

     Merger Expenses: In connection with the Merger, which was consummated on August 7, 1997, the Company incurred a one-time pre-tax charge of $69.0 million, comprised of expenses directly related to the Merger transaction. See "Merger and Recapitalization" for additional information with respect to these Merger expenses.

     Amortization of Intangibles: Amortization of intangible assets increased by $0.5 million, or 7.8%, from $6.4 million for the three months ended March 31, 1997 to $6.9 million for the three months ended March 31, 1998. Amortization of intangible assets increased by $3.1 million, or 18.3%, from $16.9 million for the nine month period ended March 31, 1997 to $20.0 million for the nine month period ended March 31, 1998. These increases were attributable principally to the amortization of intangibles resulting from the acquisition of the service contracts of several complementary businesses. The Memorex Telex acquisition in November, 1996 accounts for the majority of the increase in the comparable nine month periods.

     Interest Expense: The Company's interest expense, net of interest income, increased to $18.6 million for the three months ended March 31, 1998 from $3.7 million for the three months ended March 31, 1997, an increase of $14.9 million, or 402.7%. Net interest expense increased by $38.0 million, or 355.1%, from $10.7 million for the nine months ended March 31, 1997 to $48.7 million for the nine months ended March 31, 1998. As more fully described in Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the nine months ended March 31, 1998, this increase is due to the Company's significantly increased average borrowings as a result of the Merger, which was consummated on August 7, 1997. These increased average borrowings of approximately $746.1 million and $638.2 million for the three and nine month periods ended March 31, 1998, respectively, as compared to approximately $243.5 million and $220.7 for the three and nine month periods ended March 31, 1997, respectively, coupled with higher average debt interest rates (9.6% and 6.4% for the respective nine month periods;10.0% and 6.4% for the respective three month periods), resulted in the significant increase in net interest expense during the three and nine months ended March 31, 1998.

     Consolidated interest expense, net of interest income, for DecisionOne Corporation increased to $14.0 million for the three months ended March 31, 1998 from $3.7 million for the three months ended March 31, 1997, an increase of 278.4%. Consolidated interest expense, net of interest income, for DecisionOne Corporation increased to $37.8 million for the nine months ended March 31, 1998 from $10.7 million for the nine months ended March 31, 1997, an increase of 253.3%. This increase was attributable to significantly increased average borrowings and to higher interest rates as a result of the Merger. Average borrowings for DecisionOne Corporation, on a consolidated basis, were $654.0 million and $566.3 million for the three and nine month periods ended March 31, 1998, respectively, as compared to $243.5 million and $220.7 million for the three and nine month periods ended March 31, 1997.

     The increases in consolidated net interest expense for DecisionOne Corporation during the three and nine month periods ended March 31, 1998 were lower than the aforementioned increases for the Company, primarily due to interest incurred with respect to approximately $85.0 million of 11-1/2% Senior Discount Debentures issued by Holdings in connection with the Merger (see "Liquidity and Capital Resources").

     Income Taxes: The Company expects that the Merger will result in significant additional tax loss carryforwards and carrybacks arising in fiscal 1998, due principally to $69.0 million of non-recurring expenses incurred in consummating the merger. Net anticipated tax benefits and corresponding net deferred tax assets of approximately $13.6 million ($10.3 million for DecisionOne Corporation, on a consolidated basis), primarily attributable to the merger, have been fully reflected in the nine month period ended March 31, 1998. The anticipated net deferred tax assets have been reduced significantly, for financial reporting purposes, due primarily to management's projections of future taxable income and the length of the period during which the anticipated tax benefits are expected to be realized.

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

     As of June 30, 1997, the Company had tax loss carryforwards of approximately $12.9 million and $8.7 million for Federal and state income tax purposes, respectively, which are scheduled to expire between 1998 and 2008. The Company also had alternative minimum tax credit carryforwards of approximately $1.5 million as of June 30, 1997, with no applicable expiration period. These loss and credit carryforwards may be utilized, as applicable, to reduce future income taxes. The Company's initial public offering in April, 1996 resulted in an "ownership change" pursuant to Section 382 of the Internal Revenue Code ("Code"), which in turn limited the future utilization of these loss carryforwards and credits to approximately $20 million per annum for Federal income tax purposes. Some states also impose the same or similar limitations on the utilization of loss carryforwards subsequent to an ownership change.

     In addition, the Company's Merger in August, 1997 represents another "ownership change" under Section 382 of the Code, and the Company, therefore, estimates that, for U.S. federal income tax purposes, the limitation on its use of the pre-existing carryforwards as well as a limited amount of certain carryforwards arising during fiscal 1998 will be reduced to approximately $9.0 million per annum for any post-Merger period. The Company anticipates that expenses incurred in connection with the Merger during the nine months ended March 31, 1998, in addition to anticipated losses from continuing operations during fiscal 1998 (excluding Merger expenses) will result in a tax loss carryback and additional tax loss carryforwards arising in fiscal 1998. The Company expects that a significant portion of the tax loss carryforward arising in fiscal 1998 will not be subject to future limitation pursuant to Section 382.

Liquidity and Capital Resources

Financing and Leverage

     Current (Post-Merger): The Company's principal sources of liquidity are cash flow from operations and borrowings under its new $105 million revolving credit facility (the "New Credit Facility"), which was entered into in connection with the Merger. The New Credit Facility is scheduled to expire on August 7, 2003. The interest rate applicable to the Facility varies, at the Company's option, based upon LIBOR (plus applicable margins not to exceed 3.0%, as amended) or the Prime Rate (plus applicable margin not to exceed 1.75%). As of March 31, 1998, the weighted average interest rate applicable to loans under the Facility was 8.6%. The Company's principal uses of cash are debt service requirements, capital expenditures, purchases of repairable parts, acquisitions, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures, repairable parts and working capital will be funded from operating cash flow and borrowings under the New Credit Facility. To finance future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof.

     The Company incurred substantial indebtedness in connection with the Merger. As of March 31, 1998, the Company had outstanding approximately $750.3 million of long-term indebtedness, as compared to approximately $237.5 million as of June 30, 1997. (See Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the nine months ended March 31, 1998). The Company's significant debt service obligations could, under certain circumstances, have material consequences to security holders of the Company.

See "Risk Factors", included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, as amended.

     In connection with the Merger, Holdings raised $85 million of 11-1/2% Senior Discount Debentures due 2008 (the "11-1/2% Notes"), and DecisionOne Corporation issued $150 million of 9-3/4% Senior Subordinated Notes due 2007 (the "9-3/4% Notes"). DecisionOne Corporation also entered into the New Credit Facility, which provides for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the 11-1/2% Notes (which were issued with attached warrants), the 9-3/4% Notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Holdings common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the Merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the Merger. (See Note 3 to the Company's unaudited Condensed Consolidated Financial Statements for the nine months ended March 31, 1998 for additional information.)

     The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility. The Company incurred fees of approximately $1.4 million in connection with the amendments. These costs will be amortized to interest expense over the remaining term of the related debt instruments. The Company is in compliance with its covenants under the amended New Credit Facility as of March 31, 1998.

     The Company currently expects to spend approximately $12 million ($9 million in fiscal 1998) in certain consulting charges related to the Company's ongoing service delivery re-engineering program. The initiatives to be funded include improvements to the Company's dispatch system and field engineer data collection and technical support tools which, combined with related process re-engineering strategies, are designed to increase productivity. As noted in "Results of Operations" above, the Company incurred approximately $4.9 million of consulting fees in connection with these re-engineering initiatives during the nine months ended March 31, 1998 ($2.7 million during the three months ended March 31, 1998).

     The Company anticipates that its operating cash flow, together with borrowings under the New Credit Facility will be sufficient to meet its anticipated future operating expenses, capital expenditures and to service its debt requirements as they become due.

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

     In April 1996, the Company completed an initial public offering (the "Offering"), raising $106 million through the issuance of 6.3 million shares of common stock. Subsequent to the Offering, the Company converted its then-existing term loan as well as its $30 million revolving credit facility into a $225 million variable rate, unsecured revolving credit facility (the "Facility"). During November 1996, in connection with the acquisition of certain assets of the U.S. computer service business of Memorex Telex, the Company's lender approved a $75 million increase to the Facility, raising the total loan commitment to $300 million.

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

Financial Condition:

     Cash flow from operating activities, exclusive of non-recurring Merger expenses, for the nine months ended March 31, 1998 was approximately $55.0 million, as compared to $57.7 million for the nine months ended March 31, 1997. These funds, together with borrowings under the New Credit Facility, provided the required capital to fund repairable part purchases and capital expenditures of approximately $68.9 million during the nine months ended March 31, 1998, as well as the acquisition of the service contracts and certain assets of complementary businesses for $9.4 million during this period.

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

                   DecisionOne Holdings Corp. and Subsidiaries
                    DecisionOne Corporation and Subsidiaries
                           Part II - Other Information


       Item 1.       Legal Proceedings
                        Not applicable

       Item 2.       Changes in Securities and Use of Proceeds
                        Not applicable

       Item 3.       Defaults Upon Senior Securities
                        Not applicable

       Item 4.       Submission of Matters to a Vote of Security Holders
                        Not applicable

       Item 5.       Other Information
                        Not applicable

       Item 6.       Exhibits and Reports on Form 8-K

                     (a) Exhibits
       Number            Description of Document
       ------            -----------------------

        10.1 Amendment No. 3, dated as of March 18, 1998, to Credit Agreement by and among DecisionOne Corporation, various financial institutions, DLJ Capital Funding Inc. (as Syndication Agent), NationsBank of Texas, N.A. (as Administrative Agent) and BankBoston, N.A. (as Documentation Agent)

        27               Financial data schedules

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

Date: May 15, 1998

                                    DecisionOne Corporation


                                    /s/ Thomas J. Fitzpatrick
                                    -------------------------------------------
                                    Thomas J. Fitzpatrick
                                    Duly Authorized and Chief Financial Officer

Date: May 15, 1998