Form 10-K
period 1998-06-30
DECISIONONE CORP /DE
filed 1998-09-28
CIK 1040354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the fiscal year ended June 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS

                           DECISIONONE HOLDINGS CORP.:
                  11-1/2% Senior Discount Debentures due 2008

                   148,400 Warrants to Purchase Common Stock

                          Common Stock, $.01 par value


                            DECISIONONE CORPORATION:

                   9-3/4% Senior Subordinated Notes due 2007

         Indicate by check mark whether DecisionOne Holdings Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark whether DecisionOne Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The aggregate market value of the voting stock of DecisionOne Holdings Corp. held by non-affiliates, based upon the closing price of Common Stock on September 11, 1998, as reported by the Nasdaq National Market System, was approximately $20,673,940. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. All of the voting stock of DecisionOne Corporation is held by DecisionOne Holdings Corp.

         At September 11, 1998, 12,584,219 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         DecisionOne Corporation meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of DecisionOne Holdings Corp.'s Proxy Statement prepared in connection with its 1998 Annual Meeting of Stockholders (Part III).

PART I

ITEM 1. BUSINESS

         Item 1. is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation.

GENERAL

         DecisionOne Holdings Corp., through its wholly owned operating subsidiary, DecisionOne Corporation, and its subsidiaries (collectively, the "Company") is the largest independent provider of multivendor computer maintenance and technology support services in the United States, based on Dataquest Incorporated ("Dataquest") estimates for calendar year 1997. The Company offers its customers a single source solution for virtually all of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. The Company believes it is the most comprehensive independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") provider of these services across a broad range of computing environments, including mainframes, midrange and distributed systems, work groups, PCs and related peripherals. The Company provides support for over 15,000 hardware products manufactured by more than 1,000 OEMs. The Company also supports most major operating systems and over 150 off-the-shelf software applications. The Company delivers its services through an extensive field service organization of approximately 4,000 field personnel in over 150 service locations throughout the United States and Canada and strategic alliances in selected international markets.

         The Company services over 51,000 customers at over 182,000 sites across the United States and Canada. The Company's customers include a diverse group of national and multinational corporations, including SABRE Group, Inc. (an affiliate of American Airlines, Inc.), Sun Microsystems, Inc. ("Sun"), NationsBank, DuPont Company ("DuPont"), Sequent Computer Corporation ("Sequent"), Southwestern Bell Corporation, and Netscape Communications Corporation ("Netscape").

COMPANY HISTORY

         The Company's roots extend back to 1969 when it was first known as Decision Data, then a provider of keypunch machines. During the 1980's, its operations expanded to include the sale of midrange computer hardware products and related maintenance services. In 1992, the Company sold off its computer hardware products business and focused primarily on providing computer maintenance and technology support services.

         Proceeds from the sale of the hardware business allowed the Company to embark upon a strategy of selective acquisitions aimed at bolstering its infrastructure and capabilities. The Company also acquired key "books of business" designed to help it leverage its infrastructure by increasing the geographic density of its customer base. Through this strategy, the Company established a major presence in the servicing of midrange computer systems by successfully acquiring and integrating nearly 30 companies in just over three years. The first significant acquisition was the 1994 purchase of IDEA Servcom, Inc., which raised the Company's customer base to 27,000 and, in following months, increased the revenues to where they had been before the sale of the hardware unit.

         In October of 1995, the Company completed its largest acquisition -- that of Bell Atlantic Business Systems Services, Inc. ("BABSS"), with approximately 4,400 employees and more than $500 million in sales. BABSS possessed a breadth of services, market presence, blue-chip customer base and over 30 years of experience in the computer service business that complemented and strengthened the Company. Upon the acquisition, the Company changed its name to DecisionOne.

         In 1996, the Company purchased the assets of the U.S. service business of Memorex Telex Corporation, a hardware manufacturer and computer service company, with annual revenues of more than $100 million. In 1997, acquisitions included certain assets of Xerox Technology Services (Canada) and the maintenance business on several types of tape-drive storage machines from EMC(2) Corporation ("EMC").

         In October 1997, the Company acquired the network service and support business of Gandalf Technologies, a provider of ISDN and frame relay remote access equipment. As a result, the Company acquired key network technical expertise to support its growing network service portfolio. Additionally, in fiscal 1998, the Company acquired the assets of General Diagnostics Incorporated, a hardware depot repair firm. This transaction added eight additional depot repair centers spread across the United States to the Company's network of repair centers.

MERGER AND RESTRUCTURING

         On August 7, 1997, the Company consummated a merger (the "Merger") with an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJ"). Pursuant to the Merger, DLJ, certain funds affiliated with DLJ (collectively, with DLJ, the "DLJ Funds"), and third-party investors who have entered into an agreement (the "Investors' Agreement") with DLJ in respect of the voting and disposition of shares acquired by them (collectively, the "DLJ Group"), acquired approximately
10.9 million shares, or 87.4%, of the Company's outstanding common stock in exchange for approximately $225 million. Such equity proceeds, along with $145.5 million of net proceeds from the sale of 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"), $81.6 million of net proceeds from the sale of 148,400 units consisting of 11 1/2% Senior Discount Debentures due 2008 and Warrants to purchase 281,960 shares of Company common stock exercisable at $23 per share (the "Units"), and borrowings of $470.0 million under a $575 million senior secured loan facility were used to repurchase approximately 26.5 million shares for approximately $609.7 million, cash out existing options and warrants, repay the Company's then-existing revolving credit facility, and pay fees and expenses incurred in connection with the Merger. See "Merger and Recapitalization" included in Item 7 herein.

INDUSTRY BACKGROUND

         According to Dataquest projections, the U.S. hardware maintenance and technology support services market was approximately $43.3 billion in 1997 and is projected to grow at a compound annual rate of 10.9% to $65.3 billion by the year 2001. Within the market surveyed by Dataquest, Dataquest estimates that the independent, multivendor segment was approximately $9.3 billion in 1997 and projects the segment to grow at an 11% compound annual rate to $14.1 billion by the year 2001. According to Dataquest, independent, multivendor service providers such as the Company are taking market share from the OEM service providers faster than OEMs are contracting new business. The Company believes that this is occurring because: (i) customers are looking for single source providers who support multiple computer hardware and software platforms, (ii) independent service providers are viewed as being unbiased toward computer purchase decisions and (iii) OEMs are increasingly outsourcing customer maintenance service (including warranty and post warranty services) and technical customer support such as help desk services to independents in order to focus on their core design, technology and marketing competencies. According to Dataquest, within the independent, multivendor segment, hardware maintenance was the dominant service, accounting for approximately 73% of 1997 revenues, with technology support services, including software support, network support and end-user training, comprising the remaining 27% of 1997 revenues.

         The Company believes that the independent, multivendor segment is also fragmented and consolidating. Participants in the independent multivendor segment include: (i) several large independent service providers, (ii) the multivendor segments of OEM service organizations and (iii) hundreds of smaller independent companies servicing either product niches or limited geographical areas of the United States. The significant market position of OEMs is due largely to their traditional role of servicing their own installed base of equipment and their customers' former reliance on centralized, single vendor solutions (i.e., mainframe systems).

COMPANY SERVICES

         The Company has built a service portfolio and infrastructure that is designed to offer its customers a single-source solution for virtually all of their computer maintenance and technology support requirements. The Company's portfolio includes services such as hardware support, software support, network support, and planning and consulting services for customers with mainframe, midrange, and distributed computing environments. The Company also provides multivendor parts repair and refurbishment and inventory management services as part of its logistics services portfolio, targeted at OEMs, resellers and other third-party service providers.

         While many of its services -- and its heritage -- are rooted in providing equipment maintenance and technical support, the Company has expanded its portfolio to optimize its customers' investments in information technology. Companies today are struggling to cope with increasingly complex computing environments that feature an abundance of networked computer equipment from a multitude of manufacturers. This equipment is often used to perform the companies' mission-critical operations, and can severely impact their businesses when a failure occurs. The Company believes that it can leverage its infrastructure and breadth of services to help customers reduce the cost of supporting their computer equipment while increasing their systems' availability.

         The Company's marketing strategy is focused on services in three different market segments: Enterprise customers (including Federal government customers), which have complex computing environments including data centers and tens of thousands of end users; Middle Market customers, which have included large, medium and small businesses, primarily with desktop computing systems; and Strategic Alliance customers, which include hardware and software original equipment manufacturers who utilize the Company for a wide variety of services, including depot repair, field service and support, and telephone technical support services.

         The Company's integrated portfolio of services is designed to appeal to each of these customer segments, by helping to increase computer system availability, enhance end user productivity and reduce the cost of running and managing information technology systems. The Company has tailored service portfolios to meet the unique needs of a number of computer environments, including Desktop computing, Data Center computing, Midrange computing and Logistics.

Integrated Services for the Distributed Computing Desktop Environment: One To 1

         The Company's One To 1 offering for the workgroup environment is an integrated package of life cycle services designed to reduce the cost of workgroup computing, and increase system availability and end-user productivity. One To 1 is aimed at providing desktop support that reduces a company's total cost of ownership. The Company believes One To 1's strength lies in its ability to provide customers with a single-source solution for effectively supporting large, complex desktop environments. By utilizing all of the services in One To 1, customers leverage the Company's national and international infrastructure, and its ability to compile valuable service data to provide support at the desktop level. By purchasing all of these services from one supplier, One To 1 customers can provide greater support to their end users and organization while still reducing the total cost of owning desktop assets. One To 1 includes:

         Network Services: NetworkOne services help customers manage the total life cycle of their complex network environments, from designing systems to maintaining network hardware and wide area and local area networks. The Company utilizes its network systems management engine, ControlOne, located at the Company's headquarters facility, to assess and fix network problems. ControlOne features state-of-the-art network management tools and is manned by a staff of highly experienced network engineers and technicians. The Company also maintains a backup network management facility in Dallas, Texas.

         Consulting Services: ExpertOne services provide access to desktop support experts who can analyze a desktop environment, recommend solutions, manage their implementation, and audit the results.

         Technical Support Services: CallOne services provide help desk support on more than 150 shrink wrapped desktop software packages and a wide range of operating systems. The Company's Customer Support Centers ("CSCs") handle more than 130,000 calls per month for help desk and software support. Support ranges from basic and network support for corporate end-users, to advanced operating system support for systems administrators, to complete support for vertical markets and software developers. CallOne services are available on a 24 hour, 7 day a week basis.

         Hardware Services: The Company provides hardware maintenance, installations, moves, adds and changes to thousands of different desktop hardware devices, from hundreds of different manufacturers. Services are provided at the customer's location through one of the largest service infrastructures in the industry, or through the Company's network of depot repair centers.

         Asset Management Services: Through AssetOne, the Company can track customers' information technology asset data, such as PC location and number of software licenses, and provide information that leads to better asset management practices.

Services for the Mainframe Environment: MainOne

         The Company has an extensive history in providing services to the data center. As part of its effort to standardize its offerings, and in response to the changing life cycle needs of the data center marketplace, the Company announced in May 1997 a complete suite of support services for the data center, called MainOne. MainOne Services extend beyond critical hardware support to services that meet the strategic needs of data center management, from planning and consulting through operating systems and management support.

         The Company offers a single source for maintaining the many brands and types of mission-critical equipment found in the data center, through a full suite of services that includes: remedial and preventative maintenance on the mainframe and associated peripheral devices; equipment moves, adds and changes, including data center relocations; migration assistance for customers changing processors and/or software operating systems; assistance to customers in managing and consolidating vendor relationships; environmental, financial and disaster recovery services; and consulting expertise to assist customers in reducing data center costs, improving equipment performance, and increasing processor capacity.

Services for the Midrange Environment: MidrangeOne

         The Company's MidrangeOne Services are designed to meet the support requirements of complex midrange computing environments. For many customers, midrange devices play the same mission-critical role as mainframe computers, as well as drive the distributed computing environment.

         The Company offers an integrated suite of services, MidrangeOne, that addresses all the elements of today's more complex midrange environment, including: remedial and preventative maintenance on midrange equipment from IBM, Digital Equipment Corporation ("Digital"), Sun Microsystems, Hewlett-Packard, and Memorex Telex, among others, as well as on a full range of peripheral devices from hundreds of different manufacturers; problem resolution and migration support for midrange operating systems; services to support remote systems operations and backups; partnerships with industry leaders for specialized services such as disaster recovery, environmental auditing, and equipment financing; and advice from midrange experts to assist with increasing system capacity, improving performance, and lowering cost of ownership.

Logistics Services: LogisticsOne

         The Company's LogisticsOne Services provide information technology companies such as OEMs, VARs, and other third-party maintainers with cost-effective alternatives to internal parts repair and inventory pipeline management. The company provides three distinct services under LogisticsOne:

         Hardware services: The Company repairs and refurbishes computer parts and assemblies at its network of fifteen depot repair center across the United States. In addition to supporting its own business, these services are provided primarily for OEMs, distributors and other third party maintenance companies.

         Systems Configuration Management Services: The Company assists customers with technology transitions, from evaluating the current disposition of equipment through configuring machines for a new technology roll-out. The Company's services are backed by years of experience in installing and servicing a multivendor, multi-platform technology base.

         Inventory Life Cycle Management Services: These services, in support of OEMs, support both in-production or end-of-life parts, and provide materials management support for the entire life cycle of a product. These services help companies acquire inventory and maintain optimal stocking levels, allowing them to redirect funds normally spent on overstocking or replenishing the inventory.

SUPPORT PARTNER PROGRAMS

         Customers are increasingly demanding truly turnkey services from vendors who can meet the total lifecycle requirements of their systems. The Company is a services-only company, meaning that it does not provide those aspects of the systems lifecycle that are not service and support related. To meet the needs of its customers, the Company maintains strategic alliances with companies who have expertise in key areas of the industry. Together with these support partners, the Company can offer customers the total lifecycle of support, including such areas as equipment financing and leasing, disaster recovery services, environmental analysis, wiring and cabling, system design, and equipment procurement.

SALES AND MARKETING

         The Company's core service capabilities are bundled to match the support requirements of customers. Service portfolios exist for data center, midrange and desktop environments. In addition, a product portfolio exists for OEMs who seek support for parts sourcing and repair, inventory management, and related logistics services.

         The Company sells its services through a sales force of approximately 300 sales professionals aligned under several sales organizations: the Corporate Accounts group focuses on enterprise customers, including large and multinational corporate customers; Territory Managers and Telesales focus on middle market customers; a Federal group, responsible for sales to government units; and a Strategic Alliance Sales team that develops relationships with hardware manufacturers such as Compaq Computer Corporation, Sun Microsystems, Sequent and EMC - and software developers - like Netscape, Microsoft, Novell - who utilize the Company to deliver service and support to their customers.

INTERNATIONAL BUSINESS PARTNERS

         In order to provide international service to its multinational customers, the Company supplements its broad North American infrastructure with strategic alliances in selected international markets. The Company maintains relationships with International Computers Limited ("ICL") and FBA Computer Technology Services ("FBA"). The Company licenses many of its proprietary multivendor support tools to FBA and to ICL Systems Service, which is ICL's multivendor services group in Western Europe. As a result, the Company is able to offer its multinational customers service in Western Europe, Asia and Australia.

         ICL is a leading information technology company that has approximately 23,000 employees operating in about 80 countries around the world. In Western Europe, ICL Systems Service companies provide multivendor services in 17 countries with approximately 250 service locations and about 6,000 employees. Several of the Company's major customers, including SABRE Group, Inc. and DuPont, benefit from the agreement between the Company and ICL, whereby ICL agrees to provide services at the European locations of the Company's multinational customers. Through ICL, the Company utilizes the service branches of both ICL and ICL's parent company, Fujitsu Ltd., to provide worldwide multivendor support throughout Asia, the Pacific Rim, the Middle East and Africa.

         FBA, an affiliate of Fujitsu Ltd., provides multivendor services in Australia and New Zealand from more than 20 locations with 600 employees. In addition to providing technical support to FBA, the Company has supplied various management and sales support personnel to FBA. FBA also provides services to certain of the Company's multinational customers, including Sun.

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

         The Company maintains three CSCs in Malvern, Pennsylvania; Minneapolis, Minnesota; and Tulsa, Oklahoma. Customers can reach the CSCs by calling one toll free telephone number. The CSCs currently are staffed with over 600 CSRs and 29 staff/operations managers. There is a duty manager on call in each center at all times. CSCs are available on a 24 hour, 7 day per week basis. Redundancy for disaster recovery purposes is designed into the CSC system through the three locations' use of automatic telecommunications switching. Two of the Company's CSCs are used for centralized dispatch: Minneapolis and Tulsa. The CSEs in those facilities answer nearly 50,000 service calls per month. The third CSC in Malvern is dedicated to help desk and software support.

Parts Logistics

         To meet the service needs of its customers, the Company stocks more than 2.3 million units of repairable and consumable parts representing more than 100,000 different parts for more than 15,000 types of equipment. The Company maintains more than 2,500 parts stocking locations to provide its technicians with rapid access to needed parts to support customer requirements, including locations at airports and overnight express hub locations to meet the needs of mission-critical support.

          In order to meet customer computer repair requirements, the Company maintains a tiered approach to management of its consumable and repairable spare parts. Parts or assemblies with low failure rates are stocked in either the Company's central distribution center located in Malvern, Pennsylvania or in its critical parts center in Dallas, Texas. The Company also maintains six regional distribution centers in Atlanta, Georgia; Newark, New Jersey; Los Angeles, California; San Francisco, California; Chicago, Illinois; and Wilmington, Ohio for critical parts needed more frequently throughout the United States. In order to service customers whose response time requirements are two to four hours, higher usage parts are maintained at the Company's branch offices or local attended stocking locations. Customer site parts storage is arranged when customer response time requirements are two hours or less.

         The Company's Field Inventory System ("FIS") is a real time system which tracks the consumable and repairable parts assigned to its field workforce and located at distribution centers, field offices or at customer sites. Parts information processed through FIS is integrated with the Company's other key systems, including DDG and International Support Information System ("ISIS").

Parts Repair

         The Company repairs and refurbishes computer parts and assemblies at 15 depot repair centers in the United States. The Company's repair facilities are located in : Phoenix (Arizona); Compton and San Francisco (California); Plantation (Florida); Elk Grove and Elmhurst (Illinois); Boston (Massachusetts); Nashua (New Hampshire); Grove City, Hilliard and Wilmington (Ohio); Tulsa (Oklahoma); Malvern (Pennsylvania); Richardson (Texas); and Milwaukee (Wisconsin). Many of these centers are certified to ISO-9002 quality processes and standards.

         In addition to supporting the Company's own business, these services are provided primarily for OEMs, distributors, and other third party maintenance companies. Subassemblies repaired include systems logic boards, hard drive assemblies, peripherals, power supplies, and related equipment. Continued investment in repair technology enhances the Company's ability to service today's latest technology, such as flat-panel displays on laptop computers, and to perform component-level repair on complex multi-level circuit boards and subassemblies.

Field Service

         The Company delivers support through one of the most extensive field service infrastructures in the industry. Approximately, 3000 field service technicians deliver service to more than 51,000 customers at over 182,000 customer sites. These field technicians are based out of more than 150 service offices located across the United States and Canada. Based on customer requirements, some Company personnel are based at customer sites.

Technical Support

         The Company delivers help desk and software support at all three of its CSCs. More than 130,000 calls for technical support are processed by these centers each month, utilizing over 600 customer support representatives. Support is provided for popular operating systems like Windows(R), MS DOS(R) and Sun Microsystems Solaris(R), as well as support on network operating systems such as Novell Netware(R) and Windows NT(R). Groupware products like Lotus Notes and Internet browsers - including the Netscape Navigator(R) - are fully supported. A wide variety of business productivity software products are also supported.

         The Company is a Microsoft Authorized Support Center, providing help desk support for a full range of Microsoft business software applications and operating systems. Technical support is delivered through the CSCs and ranges from basic end-user software support to second level professional support, and work in conjunction with Microsoft desktop applications and operating systems, like Microsoft Windows 95(R) and Windows NT(R).

Service Technology

         The Company has developed several proprietary technologies for use in service planning, support and delivery. These service tools include proprietary databases, remote diagnostic and system monitoring software, and instructional documentation. These technical support tools not only provide remote and on-site predictive and remedial service support, but also enable the Company to collect extensive, objective systems performance measurement information (on the customer's environment as well as benchmarking against the Company's database) which its customers can use to identify potential efficiencies, evaluate competing products and technologies, and determine whether their requirements are being met.

         The Company's proprietary service technologies include ISIS, SERVICE EDGE and MAXwatch(R). The Company licenses certain of these technologies and provides other technical support to certain foreign multivendor service providers, including ICL in Europe and FBA in Australia and New Zealand.

         International Support Information System: ISIS is a database accessible by the Company's CSEs which is comprised of diagnostic and symptom fix data for thousands of products; service updates; service planning information, such as machine performance and parts usage information; and remote support capabilities for large IBM systems, including automatic "call home" to the Company. The Company believes that ISIS is the most comprehensive service-related database of any independent computer service organization.

         SERVICE EDGE. SERVICE EDGE is a PC-based system installed at the customer's site which monitors error messages and collects and reports service data to help customers predict potential system failures and provide customers with system performance information.

         MAXwatch(R). MAXwatch(R) is an on-site program for products of Digital which monitors system integrity, proactively detects and corrects certain system errors, and automatically "calls home" for remote technical support when pre-defined error thresholds are exceeded. A similar product, MAX400, is available for IBM AS/400 systems.

         DecisionOne(R), ISIS, Service Edge, MAXwatch(R), One to 1, NetworkOne, ExpertOne,CallOne, AssetOne, MainOne, MidrangeOne, and LogisticsOne are service marks or trademarks owned by the Company. All other brand names, service marks or trademarks appearing herein are the property of their respective owners.

Training

         The Company maintains the technical expertise of its CSEs through training programs designed to teach the various techniques for determining the status of a customer's total computer operations. The Company's training offers support professionals a broad exposure to various computer system technologies.

         The Company's training facilities include 22 classrooms, 23,000 square feet of hands-on lab space, 17 full-time instructors and video specialists and a curriculum of over 80 courses. The Company has six training centers and labs located in Frazer, Pennsylvania; Malvern, Pennsylvania; Minneapolis, Minnesota; Milwaukee, Wisconsin; Tulsa, Oklahoma and Phoenix, Arizona. Six months following course work, the Company surveys the CSEs to gauge the effectiveness and applicability of its training curriculum.

CUSTOMERS

         The Company services over 51,000 customers at over 182,000 sites across the United States and Canada. The Company sells services primarily to five types of customers: large businesses that have complex computing support needs and typically maintain a data center, distributed computing and work group environments; medium-sized businesses that rely primarily on distributed systems for their computing needs; small businesses that principally use LANs and WANs for computing; individuals who use stand-alone computing systems; and OEMs and software developers that contract with the Company for warranty services, logistic support services or help desk support. A significant portion of the Company's revenues are attributable to large businesses with complex computing support needs.

COMPETITION

         Competition among computer support service providers, both OEM and independent service organizations, is intense. The Company believes that approximately 80% of that portion of the hardware maintenance services market that is related to mainframes and stand alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, work groups and PCs. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise.

         The Company considers its principal competitors to include: IBM and its affiliate Technology Service Solutions, Compaq/Digital, Unisys Corporation and Wang Laboratories, Inc., the multivendor service divisions of certain other OEMs, other national independent service organizations providing service that are not affiliated with OEMs such as Vanstar Corporation, Entex Corporation, and various regional service providers.

         The Company believes that the primary competitive factors in the computer services industry are the quality of a company's services, the ability to service a wide range of products supplied by a variety of vendors, the geographic coverage of a company's services and the cost to the customer of those services. The Company believes that customers are increasingly looking for service providers capable of providing a single source solution for their increasingly complex multivendor systems. See "Risk Factors -- Competition and the Competitive Advantages of OEMs."

EMPLOYEES

         As of June 30, 1998, the Company had approximately 6,400 full-time and 100 part-time employees. None of the Company's employees is currently covered by collective bargaining agreements. Management considers employee relations to be good.

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

                                  RISK FACTORS

LOSS OF CONTRACT-BASED REVENUE

         As is customary in the computer services industry, the Company experiences reductions in its contract based revenue, which accounted for approximately 89% of the Company's revenues during fiscal 1998, as customers may eliminate certain equipment or services from coverage under the contracts, typically upon 30 days' notice, or either cancel or elect not to renew their contracts upon 30, 60 or 90 days' notice. The Company believes the principal reasons for the loss of contract based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer's determination to utilize a competitor's services or to move technical support services in house. There can be no assurance that the Company will be able to offset the reduction of contract based revenue and maintain revenue growth through acquisitions and new contracts in the future. Any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts could have a material adverse effect on the Company's profitability.

FAILURE TO PRICE FIXED FEE CONTRACTS

         Under many of the Company's contracts, the customer pays a fixed fee for customized bundled services that are priced by the Company based on its best estimates of various factors, including estimated future equipment failure rates, cost of spare parts and labor expenses. There can be no assurance that the Company will be able to estimate these factors accurately enough to be able to price these fixed fee contracts on terms favorable to the Company. The failure of the Company to price its fixed fee contracts accurately could have a material adverse effect on the Company's profitability.

VARIABILITY OF PER INCIDENT REVENUES

         Per incident revenues will increase or decrease from one month to the next due to the nature of per incident revenue transactions. It is difficult for management to estimate the impact or amount of future per incident revenues. The Company may not be able to generate significant amounts of per incident revenue in the future.

RESTRICTIONS RELATED TO, AND INABILITY TO SERVICE, MERGER FINANCING

         In connection with the Merger, the Company entered into financings (the "Merger Financing") including a new revolving credit facility (the "New Credit Facility"), the terms of which include significant operating and financial restrictions, such as limits on the Company's ability to incur indebtedness, create liens, sell assets, engage in mergers or consolidations, make investments and pay dividends. In addition, the New Credit Facility requires the Company to meet certain minimum financial performance measurements. These measurements include (1) Adjusted EBITDA, (2) Leverage Ratio, (3) Interest Coverage Ratio, and (4) Fixed Charge Ratio. During fiscal 1998, the Company sought and obtained amendments to the New Credit Facility. See "Note 9 to the Company's Consolidated Financial Statements."

         The level of the Company's indebtedness could have important consequences to the Company, including: (i) limiting cash flow available for general corporate purposes, including acquisitions, because a substantial portion of the Company's cash flow from operations must be dedicated to debt service; (ii) limiting the Company's ability to obtain additional debt financing in the future for working capital, repairable parts purchases, capital expenditures or acquisitions; (iii) limiting the Company's flexibility in reacting to competitive and other changes in the industry and economic conditions generally; and (iv) exposing the Company to risks inherent in interest rate fluctuations because certain of the Company's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates. See "Item 7A Quantitative and Qualitative Disclosures about Market Risk."

         The Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control. The Company currently anticipates that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, if the Company's future operating cash flows are less than currently anticipated it may be forced, in order to meet its debt service obligations, to reduce or delay acquisitions, purchases of repairable parts or capital expenditures, sell assets or reduce operating expenses, including, but not limited to, investment spending such as selling and marketing expenses, expenditures on management information systems and expenditures on new products. If the Company were unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or to seek additional equity capital. There can be no assurance that the Company will be able to effect any of the foregoing on satisfactory terms, if at all. In addition, subject to the restrictions and limitations contained in the agreements relating to the Merger Financing, the Company may incur significant additional indebtedness to finance future acquisitions, which could further adversely affect the Company's operating cash flows and its ability to service its indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources."

DEPENDENCE ON COMPUTER INDUSTRY TRENDS

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

RAPID TECHNOLOGICAL CHANGE

         Rapid technological change and compressed product life cycles are prevalent in the computer industry, which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to maintain aging hardware, and which could result in a reduced need for the Company's services in the future. Moreover, such rapid technological changes could adversely affect the Company's ability to predict equipment failure rates, and, therefore, to establish prices that provide adequate profitability. Similarly, new computer systems could be built based upon proprietary, as opposed to open, systems that could not be serviced by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Loss on Asset Sales and Disposals."

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

FAILURE TO MANAGE FUTURE GROWTH AND TO ADAPT TO CHANGES

         The Company may not be able to manage its expanding domestic operations and international affiliations and to adapt its operational and financial systems to respond to changes in its business environment, while maintaining a competitive cost structure. The acquisition strategy of the Company and the expansion of the Company's service offerings have placed and will continue to place significant demands on the Company and its management to improve the Company's operational, financial and management information systems, to develop further the management skills of the Company's managers and supervisors, and to continue to retain, train, motivate and effectively manage the Company's employees. For example, the Company's acquisition and integration of BABSS resulted in the loss of certain members of its finance and accounting organization which resulted in a difficulty in the timely performance of certain internal reconciliations and account analyses. As the Company grows internally or acquires new businesses, the Company may experience similar difficulties in the future. The failure of the Company to manage its prior or any future growth and to adapt its operational and financial systems to respond to changes in its business environment effectively could have a material adverse effect on the Company.

INABILITY TO FUND FUTURE GROWTH

         The Company may not be able to maintain and increase its revenue base and to respond to shifts in customer demand and changes in industry trends if it is not able to generate sufficient cash flow or obtain sufficient capital for the purpose of, among other things, financing acquisitions, satisfying customer contractual requirements and financing infrastructure growth, including a significant investment in repairable parts, which are classified as non current assets. There can be no assurance the Company will be able to generate sufficient cash flow or that financing will be available on acceptable terms (or permitted to be incurred under the terms of the Merger Financing and any future indebtedness) to fund the Company's future growth.

FAILURE OF ACQUISITION GROWTH STRATEGY

         The Company may not be able to continue its aggressive acquisition strategy, which it has historically pursued by acquiring certain contracts and assets in 40 transactions from the beginning of fiscal 1993 through June 30, 1998. Future acquisitions and/or internal revenue growth will be necessary to offset expected declines in contract based revenues. As a result, the Company expects to continue to evaluate acquisitions that can provide meaningful benefits by expanding the Company's existing and future hardware maintenance and technology support capabilities and leveraging its existing and future infrastructure. However, risks associated with pursuing an acquisition strategy of this nature include problems inherent in integrating new businesses, including potential loss of customers and key personnel and potential disruption of operations. There can be no assurance that the contracts acquired by the Company will generate significant revenues and customers covered by such acquired contracts may terminate such contracts at a rate that may be higher than the rates at which the Company's contracts have historically been terminated. There also can be no assurance that suitable acquisition candidates will be available, that acquisitions can be completed on reasonable terms, that the Company will successfully integrate the operations of any acquired entities or that the Company will have access to adequate funds to effect any desired acquisitions. Future acquisitions may be limited by restrictions in the Company's indebtedness.

COMPETITION AND THE COMPETITIVE ADVANTAGES OF OEMS

         Competition among computer support service providers, both OEM and independent service organizations, is intense. The Company believes approximately 80% of that portion of industry hardware maintenance services related to mainframes and stand alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, work groups and PCs. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

         In many instances, OEM service organizations have greater resources than the Company, and, because of their access to the OEM's engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEMs, especially in the mainframe environment, do not make available to end-users or independent service organizations the technical information, repairable parts, diagnostics, engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. In addition, OEMs are sometimes able to develop proprietary remote diagnostic or monitoring systems which the Company may not be able to offer. Therefore, OEM service organizations sometimes have a cost and timing advantage over the Company because the Company must first develop or acquire from another party the required support items before the Company can provide services for that equipment. An OEM's cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude the Company from servicing certain products. Furthermore, OEMs usually provide warranty coverage for new equipment for specified periods, during which it is not economically feasible for the Company to compete for the provision of maintenance services. To the extent OEMs choose, for marketing reasons or otherwise, to expand their warranty periods or terms, the Company's business may be adversely affected.

POTENTIAL LITIGATION RELATED TO OEM SOFTWARE COPYRIGHTS

         In connection with the Company's performance of most hardware maintenance, the computer system which is being serviced must be turned on for the purpose of service or repair. When the computer is turned on, the resident operating system software and, in some cases diagnostic software, is transferred from a peripheral storage device or a hard disk drive into the computer's random access memory. Within the past several years, several OEMs have been involved in litigation with independent service organizations, including the Company, in which they have claimed such transfer constitutes the making of an unauthorized "copy" of such software by the independent service organization which infringes on the software copyrights held by the OEMs. The Company is aware of three cases in this area which have been decided in favor of the OEM. Although the Company was not a party in any of these cases, three similar claims have been asserted against the Company, each of which has been resolved by settlement. Litigation of this nature can be time consuming and expensive, and there can be no assurance the Company will not be a party to similar litigation in the future, or that such litigation would be resolved on terms that do not have a material adverse effect on the Company.


TERMINATION OF THE IBM CONSENT DECREE

         In June 1994, International Business Machines Corporation ("IBM") filed in the United States District Court for the Southern District of New York (the "Court") a motion to terminate a 1956 consent decree (the "IBM Consent Decree") that, among other things, requires IBM to provide repairable parts, documentation and other support items for IBM electronic data processing systems to third parties on reasonable terms and places other restrictions on IBM's conduct. On January 18, 1996, the Court entered an order approving a modification of the IBM Consent Decree that, among other things, terminated the IBM Consent Decree except insofar as it applies to the System 360/370/390 (mainframes) and AS/400 (midrange) families of IBM products. In July 1996, IBM and the U.S. Department of Justice ("DOJ") reached an agreement in tentative settlement of the remainder of IBM's motion and jointly moved to terminate, on a phased basis, the remaining provisions of the IBM Consent Decree (the "Joint Motion"). On May 1, 1997 the Court granted the Joint Motion. Portions of the order granting the Joint Motion have been appealed. Consequently, certain of the remaining provisions of the IBM Consent Decree (primarily relating to sales and marketing restrictions on IBM) terminate either immediately upon, or within six months of, entry of the Court order; all of the other remaining provisions (including those requiring IBM to provide parts and other support items to third parties) terminate on July 2, 2000 with respect to AS/400 systems and on July 2, 2001 with respect to System 360/370/390 mainframes.

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

DIFFICULTIES IN MANAGING INVENTORIES OF CONSUMABLE AND REPAIRABLE PARTS

         In order to service its customers, the Company is required to maintain a high level of consumable and repairable parts for extended periods of time. Any decrease in the demand for the Company's maintenance services could result in a substantial portion of the Company's consumable and repairable parts becoming excess, obsolete or otherwise unusable. In addition, rapid changes in technology could render significant portions of the Company's consumable and repairable parts obsolete, thereby giving rise to write-offs and a reduction in profitability. The inability of the Company to manage its consumable and repairable parts or the need to write them off in the future could have a material adverse effect on the Company's business, financial results and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Loss on Asset Sales and Disposals."

SINGLE SUPPLIERS FOR CONSUMABLE AND REPAIRABLE PARTS

         Consumable and repairable parts purchases are made from OEMs and other vendors. The Company from time to time will have only a single supplier for a particular part which, in some cases, may be the Company's OEM customer. Should a supplier be unwilling or unable to supply any part or component in a timely manner, the Company's business could be adversely affected. In addition, the Company is dependent upon IBM for obtaining certain parts that are critical to the maintenance of certain IBM mainframe and midrange systems that IBM is currently required to make available to third parties pursuant to the IBM Consent Decree. There can no assurance that IBM will continue to make parts available for AS/400 Systems after July 2, 2000 and for System 360/370/390 mainframes after July 2, 2001. Even if such parts or components are available, a shortage of supply could result in an increase in procurement costs which, if not passed on to the customer, may adversely affect the Company's profitability.

CONTROL BY DLJ

         Approximately 87.4% of the outstanding shares of the Company's common stock are currently held by the DLJ Group. As a result of its stock ownership and the Investors' Agreement (which includes members of management to the extent their shares are acquired through the Company's Direct Investment Program), the DLJ Funds control the Company and have the power to elect a majority of the Company's directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock, including adoption of certain amendments to the Company's certificate of incorporation and approving mergers or sales of all or substantially all of the Company's assets. The directors elected by the DLJ Funds have the authority to effect decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. Following the Merger, there has been a limited market for the Company's common stock because of the significant ownership of the DLJ Group. As a result, stockholders may experience difficulty selling shares or obtaining prices that reflect the value thereof.

DILUTION

         On August 7, 1997, the Company granted 1,179,000 options to purchase shares of Company Common Stock to members of the Company's management, and granted an additional 725,828 options during the remainder of fiscal 1998. The aggregate number of shares of Company Common Stock reserved for issuance pursuant to the Company's Management Incentive Plan was 1,698,280 as of June 30, 1998, which includes approximately 256,000 shares to accommodate options rolled over from the Company's previous stock option plan. In July 1998, subject to stockholder approval, the Company's Board of Directors increased the aggregate number of shares of Company Common Stock reserved for issuance to the Management Incentive Plan by 250,000 shares for a total of 1,948,280 shares. The exercise price of any options granted pursuant to the Management Incentive Plan may be less than the fair market value of the shares of Company Common Stock. Any such grant or exercise of any stock option, will dilute the equity ownership percentage of Company stockholders may result in a decrease of the book value of the Company Common Stock per share. In addition, pursuant to the Company's Direct Investment Program, certain members of management purchased approximately 97,520 shares of Company Common Stock at the time of the Merger. The aggregate number of shares reserved for issuance pursuant to the Direct Investment Plan is 238,095. These purchases, and any future purchases under the plan, would also dilute the equity ownership percentage of Company stockholders.

ITEM 2. PROPERTIES

         Item 2 is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation.

FACILITIES

         The Company leases certain office and warehouse facilities under operating leases and subleases that expire at various dates through May 31, 2006. The Company's executive offices are located at the Frazer, Pennsylvania facilities listed below. The principal facilities currently leased or subleased by the Company are as follows:

                                                       SQUARE         LEASE
                                                       FOOTAGE      EXPIRATION
                                                       -------      ----------
Frazer, Pennsylvania (Office)                          109,800     December 2005
Frazer, Pennsylvania (Office)                           35,968         June 2003
Malvern, Pennsylvania (Depot/Call Center)              200,000     February 2006
Richfield, Minnesota (Call Center)                      83,360          May 2006
Hayward, California (Depot)                            112,904    September 1999
Northborough, Massachusetts (Depot)                     52,778         July 2001
Grove City, Ohio (Depot)                               116,573         July 2002
Phoenix, Arizona (Depot)                                60,000        April 2001

         In addition, the Company owns a facility located in Tulsa, Oklahoma (multipurpose) and a facility located in the suburbs of Milwaukee, Wisconsin (logistics services). The Company's management believes that its current facilities will be adequate to meet its projected growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         Item 3 is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation.

         The Company is a party, from time to time, to lawsuits arising in the ordinary course of business. The Company believes it is not currently a party to any material legal proceedings. However, within the past several years, several OEMs have been involved in litigation with independent service organizations, including the Company, in which such OEMs have claimed infringement of software copyrights held by the OEMs. The Company currently is not involved in any such litigation. See "Risk Factors -- Potential Litigation Related to OEM Software Copyrights."


         The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund Sites: (i) PAS Irwin Dump Site, Oswego, New York (and six satellite sites, including the Fulton Terminals Site, Fulton, New York); (ii) North Penn Area 6 Site, Lansdale, Pennsylvania;
(iii) Revere Chemical Site, Nockamixon, Pennsylvania; and (iv) Malvern TCE site, Malvern, Pennsylvania. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to the Boarhead Farms Site, Bridgeton, Pennsylvania, at a site related to the Revere Chemical site, but has not received any additional communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean up costs. The Company has estimated that its share of the costs of the clean up of one of the sites will be approximately $500,000, which has been accrued for in the accompanying consolidated balance sheets as of June 30, 1998 and 1997. Complete information as to the scope of required clean up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's alleged predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 16 to the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE OF THE COMMON STOCK

         The Common Stock of DecisionOne Holdings Corp. is quoted on the Nasdaq National Market System under the symbol "DOCI". As of September 9, 1998, there were 80 stockholders of record. The following table shows, for the periods indicated, the high and low sale prices of a share of the Company Common Stock as reported by the Nasdaq National Market System.

                                                       HIGH                LOW
                                                       ----                ---
1996
Second Quarter*                                       29 3/8              20
Third Quarter                                         26 1/4              13
Fourth Quarter                                        16 3/4              13 1/4

1997
First Quarter                                         19                  14 3/4
Second Quarter                                        22 3/4              14 3/4
Third Quarter                                         30                  22 3/8
Fourth Quarter                                        34 5/8              24 1/2

1998
First Quarter                                         27 3/8              17 1/2
Second Quarter                                        23 1/2              17 1/2
Third Quarter**                                       20 1/8              14

* The Common Stock has been quoted and traded on the Nasdaq National Market System since April 4, 1996.

**       Through September 9, 1998.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data sets forth, for the periods and the dates indicated, selected consolidated financial data of the Company, derived from the historical consolidated financial statements of the Company. The consolidated financial data of the Company for the years ended June 30, 1998, 1997 and 1996 and as of June 30, 1998 and 1997 are derived from the Company's audited consolidated financial statements included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the Company's and DecisionOne Corporation and Subsidiaries' Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                          YEARS ENDED JUNE 30,
                                                    --------------------------------------------------------------
THE COMPANY                                           1998          1997         1996         1995         1994
                                                    ---------     ---------    ---------    ---------    ---------
                                                        (IN THOUSANDS, EXCEPT PRO FORMA LOSS PER COMMON SHARE)
STATEMENT OF OPERATIONS DATA: (1)(4)
Revenues                                            $ 805,717     $ 785,950    $ 540,191    $ 163,020    $ 108,416
Income (loss) before discontinued operations and
  extraordinary item                                 (183,130)       31,084       20,789       41,415       10,112
Net Income (loss) (2)                                (183,130)       31,084       18,862       42,528       10,112
Pro forma net loss (unaudited) (3)                   (124,266)
Pro forma loss per common share (unaudited) (3)         (9.91)

BALANCE SHEET DATA: (1)(4)
Consumable parts                                    $  23,097     $  29,052    $  29,770    $   3,455    $   3,584
Repairable parts                                      142,446       205,366      154,970       27,360        9,473
Total assets                                          541,987       623,105      514,510      135,553       35,469
Debt, less current portion                            731,012       232,721      188,582        6,157        2,366
Redeemable preferred stock                                 --            --           --        6,811        6,436
Total shareholders' equity (deficit)                 (361,606)      214,888      180,793       14,677      (27,627)

(1) The Selected Financial Data presented includes the results of operations and balance sheet data of the Company, including the following acquisitions: Servcom from September 1, 1994, BABSS from October 20, 1995 and certain assets of the U.S. computer service business of Memorex Telex from November 15, 1996.

(2) The year ended June 30, 1994 includes income taxes based on an effective tax rate substantially less than the 40% effective tax rate for the year ended June 30, 1996 and the 41% effective tax rate for the year ended June 30, 1997. The years ended June 30, 1998 and 1995 includes a $15.8 million and $23.1 million, respectively net benefit arising from the recognition of future tax benefits of tax loss carryforwards and temporary timing differences. See Note 10 to the Company's Consolidated Financial Statements for additional information.

(3) Pro forma net loss and loss per common share information for the fiscal year ended June 30, 1998 is presented to reflect the Merger and related transactions as if these had occurred on July 1, 1997. Historical per share data is not presented as this would not be meaningful. See Note 3 to the Company's Consolidated Financial Statements for additional information.

(4) Certain reclassifications have been made to prior years' data in order to conform to the 1998 presentation.

                                                                         YEARS ENDED JUNE 30,
                                                    --------------------------------------------------------------
DECISIONONE CORPORATION                               1998          1997         1996         1995         1994
                                                    ---------     ---------    ---------    ---------    ---------
                                                                             (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA: (1)(4)
Revenues                                            $ 805,717     $ 785,950    $ 540,191    $ 163,020    $ 108,416
Income (loss) before discontinued operations and
  extraordinary item                                 (171,641)       31,084       20,789       41,415       10,112
Net Income (loss) (2)                                (171,641)       31,084       18,862       42,528       10,112
Pro forma net loss (unaudited) (3)                   (111,357)


BALANCE SHEET DATA: (1)(4)
Consumable parts                                    $  23,097     $  29,052    $  29,770    $   3,455    $   3,584
Repairable parts                                      142,446       205,366      154,970       27,360        9,473
Total assets                                          606,439       623,105      514,510      135,553       35,469
Debt, less current portion                            638,766       232,721      188,582        6,157        2,366
Redeemable preferred stock                                 --            --           --        6,811        6,436
Total shareholder's equity (deficit)                 (204,468)      214,888      180,793       14,677      (27,627)

(1) The Selected Financial Data presented includes the results of operations and balance sheet data of DecisionOne Corporation, including the following acquisitions: Servcom from September 1, 1994, BABSS from October 20, 1995 and certain assets of the U.S. computer service business of Memorex Telex from November 15, 1996.

(2) The year ended June 30, 1994 includes income taxes based on an effective tax rate substantially less than the 40% effective tax rate for the year ended June 30, 1996 and the 41% effective tax rate for the year ended June 30, 1997. The years ended June 30, 1998 and 1995 includes a $14.8 million and $23.1 million, respectively net benefit arising from the recognition of future tax benefits of tax loss carryforwards and temporary timing differences. See Note 10 to DecisionOne Corporation's Consolidated Financial Statements for additional information.

(3) Pro forma net loss for the fiscal year ended June 30, 1998 is presented to reflect the Merger and related transactions as if these had occurred on July 1, 1997. See Note 3 to DecisionOne Corporation's Consolidated Financial Statements for additional information.

(4) Certain reclassifications have been made to prior years' data in order to conform to the 1998 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, DecisionOne Corporation and Subsidiaries' Consolidated Financial Statements and the respective Notes thereto, as included in Item 8 herein. Item 7 and 7A are presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. and DecisionOne Corporation. (As used in this Item 7, the term "Company" refers to DecisionOne Holdings Corp. and its wholly-owned subsidiaries, including DecisionOne Corporation and the term "Holdings" refers to DecisionOne Holdings Corp.)
         This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in Item 1.

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

         Since the beginning of fiscal 1993, the Company established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of assets and contracts of 40 complementary businesses. Significant acquisitions included IDEA Servcom, Inc., certain assets and liabilities of which were acquired in August 1994 for cash consideration of approximately $29.5 million and BABSS, which was acquired in October 1995 for cash consideration of approximately $250.0 million. In addition, certain assets of the U.S. computer service business of Memorex Telex were acquired in November 1996 for cash consideration of approximately $24.4 million after certain purchase price adjustments. These acquisitions were accounted for as purchase transactions.

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

         The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 89% of the Company's revenues during fiscal 1998 were derived from maintenance contracts covering a broad spectrum of computer hardware. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company.

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

         In accordance with the terms of the Merger Agreement, which was approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of DecisionOne Holdings Corp. common stock outstanding immediately prior to the Merger received $23 in cash in exchange for these shares. Holders of approximately 5.3% of shares of DecisionOne Holdings Corp. common stock outstanding immediately prior to the Merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. The aggregate value of the Merger was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility (See Note 3 and Note 9 to the Company's Consolidated Financial Statements).

         As a result of the Merger, the Company incurred various expenses, aggregating approximately $69.0 million on a pretax basis (approximately $63.5 million after related tax benefit), subject to adjustment, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. The Company reported this one-time charge during the first quarter of fiscal 1998. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the Merger Financing. These costs will be charged to expense over the terms of the related debt instruments (see "Liquidity and Capital Resources" and Note 9 to the Company's Consolidated Financial Statements.)

RESULTS OF OPERATIONS

         The following discussion of results of operations is presented for the fiscal years ended June 30, 1998, 1997 and 1996. The results of operations of the Company include the operations of Memorex Telex from November 15, 1996, and BABSS from October 20, 1995.

         The following tables set forth, for the periods indicated, certain operating data expressed in dollar amounts and as a percentage of revenues:

                                                                   FISCAL YEAR ENDED JUNE 30,
                                                             -------------------------------------
                                                               1998          1997          1996
                                                             ---------     ---------     ---------
                                                                    (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                                     $ 805,717     $ 785,950     $ 540,191
Cost of Revenues                                               613,806       584,755       402,316
                                                             ---------     ---------     ---------
Gross Profit                                                   191,911       201,195       137,875
Selling, general and administrative expenses                   142,462       105,675        69,137
Amortization of intangibles                                     27,169        23,470        15,673
Merger expenses                                                 69,046            --            --
Loss on asset sales and disposals                               87,458            --            --
Employee severance and unutilized lease losses                      --         4,300         3,692
                                                             ---------     ---------     ---------
Total operating expenses                                       326,135       133,445        88,502
                                                             ---------     ---------     ---------
      Operating income (loss)                                 (134,224)       67,750        49,373
Interest expense, net of interest income                        64,683        14,698        14,714
Provision (benefit) for income taxes                           (15,777)       21,968        13,870
Extraordinary item - loss on early extinguishment of debt           --            --        (1,927)
                                                             ---------     ---------     ---------
      Net income (loss)                                      $(183,130)    $  31,084     $  18,862
                                                             =========     =========     =========
OTHER DATA:
EBITDA (1)                                                   $ 166,834     $ 172,939     $ 114,816
      Less: Amortization of repairable parts                   (81,597)      (63,870)      (37,869)
                                                             ---------     ---------     ---------
Adjusted EBITDA (1)                                             85,237       109,069        76,947
                                                             =========     =========     =========
Net cash provided by operating activities                       13,337        88,974        51,894
Net cash (used in) investing activities                        (98,629)     (129,244)     (346,354)
Net cash provided by financing activities                       80,830        42,926       300,022

(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes (benefit), depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, non-recurring charges for employee severance costs and unutilized leases (approximately $4.3 million for the fiscal year ended June 30, 1997), merger expenses (approximately $69.0 million for the year ended June 30, 1998), loss on asset sales and disposals (approximately $87.5 million for the year ended June 30, 1998), a special charge to the provision for uncollectible receivables (approximately $12.3 million for the year ended June 30, 1998), and incremental charges related to the Company's ongoing service delivery re-engineering program (approximately $7.7 million during the fiscal year ended June 30, 1998). "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered by the Company in connection with the merger, and because the Company believes that Adjusted EBITDA is a more-consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements.

                                                             FISCAL YEAR ENDED JUNE 30,
                                                             --------------------------
                                                             1998       1997      1996
                                                             -----      -----     -----
STATEMENT OF OPERATIONS DATA:
Revenues                                                     100.0%     100.0%    100.0%
Cost of Revenues                                              76.2%      74.4%     74.5%
                                                             -----      -----     -----
Gross Profit                                                  23.8%      25.6%     25.5%
Selling, general & administrative expenses                    17.7%      13.4%     12.8%
Amortization of intangibles                                    3.4%       3.0%      2.9%
Merger expenses                                                8.6%        --        --
Loss on asset sales and disposals                             10.9%
Employee severance and unutilized lease losses                 0.0%       0.5%      0.7%
Total operating expenses                                      40.5%      17.0%     16.4%
      Operating income (loss)                                (16.7)%      8.6%      9.1%
Interest expense, net of interest income                       8.0%       1.9%      2.7%
Provision (benefit) for income taxes                          (2.0)%      2.8%      2.6%
Extraordinary item - loss on early extinguishment of debt       --         --      (0.4)%
                                                             =====      =====     =====
      Net income (loss)                                      (22.7)%      4.0%      3.5%
                                                             =====      =====     =====

Overview

         The Company reported net income (loss) of $(183.1) million, $31.1 million, and $18.9 million in fiscal 1998, 1997 and 1996, respectively. Operating income (loss) for the respective periods was ($134.2) million, $67.8 million, and $49.4 million. Operating loss for the fiscal year ended June 30, 1998 includes merger expenses totaling $69.0 million, a non-recurring loss on asset sales and disposals of $87.5 million, a special charge to the provision for uncollectible receivables of $12.3 million and $7.7 million for incremental charges related to the Company's ongoing service delivery re-engineering program. Operating income for the fiscal period ended June 30, 1997 and 1996 included special charges for employee severance and unutilized lease losses of $4.3 and $3.7 million respectively. Excluding the respective charges in the 1998, 1997 and 1996 periods, operating income was $42.3 million for fiscal 1998 compared to $72.1 million for fiscal 1997 and $53.1 million for fiscal 1996.

         The Company's fiscal year ended 1998 EBITDA -- as defined in footnote
(1) above -- was $166.8 million, as compared to EBITDA of $172.9 million for the fiscal year ended June 30, 1997 and EBITDA of $114.8 million for the fiscal year ended June 30, 1996. Adjusted EBITDA was $85.2 million, $109.1 million, and $76.9 million in fiscal 1998, 1997 and 1996, respectively.

         A more detailed discussion of items affecting the comparison of operating results is provided below.


Fiscal 1998 Compared to Fiscal 1997

         Revenues: Revenues increased by $19.7 million, or 2.5%, to $805.7 million for the fiscal year ended June 30, 1998 from $786.0 million for the fiscal year ended June 30, 1997. This increase is attributable primarily to the inclusion of revenues for service contracts acquired from Memorex Telex on November 15, 1996 for an additional 4.5 months during fiscal 1998. Excluding the Memorex Telex related increase, revenues declined during the fiscal year ended June 30, 1998 principally due to lower monthly maintenance contract-based revenues as a result of equipment cancellations exceeding sales of new contracts.

         The Company has taken actions to update its sales approach to the market including the recent employment of important executive and other sales management. While the Company expects these actions and the future acquisition of service contracts from other business to result in revenue growth from current levels, the timing of such revenue growth, if any, is uncertain.

         Cost of Revenues: Cost of revenues increased by $29.0 million, or 5.0%, to $613.8 million for the fiscal year ended June 30, 1998 from $584.8 million for the fiscal year ended June 30, 1997. This increase is due principally to a $17.7 million increase in the amortization of repairable parts from $63.9 million for the year ended June 30, 1997 to $81.6 million for the year ended June 30, 1998. The parts amortization increase resulted primarily from higher average levels of repairable parts on hand in fiscal 1998 in comparison to fiscal 1997 and the use of shorter lives for personal computer parts purchased in fiscal 1998. The inclusion of the costs of servicing contracts acquired from Memorex Telex on November 15, 1996 for an additional 4.5 months during fiscal 1998 compared to fiscal 1997 also contributed to the increase in cost of revenues.

         Gross Profit Percentage: As a percentage of revenues, gross profit decreased from 25.6% for the fiscal year ended June 30, 1997 to 23.8% for the fiscal year ended June 30, 1998. The decline in gross profit percentage is primarily attributable to the aforementioned increase in the amortization of repairable parts. Future margin performance is difficult to predict as it will be driven by the results of the aforementioned actions taken by the Company to generate revenue growth.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $36.8 million, or 34.8%, to $142.5 million for the fiscal year ended June 30, 1998 from $105.7 million for the fiscal year ended June 30, 1997. This increase is primarily attributable to (1) a special charge to the provision for uncollectible receivables of $12.3 million as a result of changes in management's estimates used to assess the adequacy of the uncollectible receivable allowance, (2) incremental consulting fees of approximately $7.7 million incurred in connection with the Company's re-engineering efforts, (3) the inclusion of an additional 4.5 months of costs related to the acquisition of Memorex Telex service contracts, (4) the development of new information systems for the Company's central dispatch and service contract administration processes and (5) increases in sales employment costs.

         Amortization of Intangibles: Amortization of intangible assets increased by $3.7 million, or 15.7%, from $23.5 million for the fiscal year ended June 30, 1997 to $27.2 million for the fiscal year ended June 30, 1998. This increase was attributable principally to the amortization of intangibles resulting from the Memorex Telex acquisition and the acquisition of service contracts of several other complementary businesses.

         Loss on Asset Sales and Disposals: Management determined that over 1.2 million of its computer parts were obsolete during its annual fourth quarter physical inventory. These parts were retired and subsequently sold to salvage dealers for nominal scrap value. The parts obsolescence was principally due to the convergence of significant changes in the Company's business operations and the computer service industry, which the Company expects will continue. The significant changes include: (1) accelerated technology migration trends as customers modify their computing environments to remediate year 2000 ("Y2K") problems, (2) increasing shifts in demand from data center and midrange systems to desktop computing environments, and (3) declining life cycles of the products under current and anticipated service contracts due to increasingly rapid changes in technology. The abnormal nature of this retirement and subsequent sale required immediate loss recognition of $75 million.

         As a result of the abnormal retirement of computer parts and related life studies, the Company will revise the useful lives of repairable parts and increase the obsolescence provision for consumable parts prospectively. Effective July 1, 1998, the Company will amortize its existing composite group of repairable parts and future repairable parts purchases over an estimated average remaining life of three years. Management expects the reduction in future amortization expense that will result from the abnormal retirement will be substantially offset by the increased amortization and obsolescence charges on its remaining group of parts and future parts purchases.

         In connection with the aforementioned acquisition of BABSS, the Company acquired contractual profit participation rights pursuant to an existing agreement between BABSS and ICL Sorbus Limited ("ICL"). On June 29, 1998, the Company sold all of its contractual profit participation rights back to ICL at a pretax loss of approximately $12.5 million. Operating income reflects $0.5 million, $1.7 million, and $0.0 million in 1998, 1997, and 1996, respectively, for amounts earned pursuant to these rights.

         Interest Expense: The Company's interest expense, net of interest income, increased by $50.0 million from $14.7 million for the fiscal year ended June 30, 1997 to $64.7 million for the fiscal year ended June 30, 1998.

DecisionOne Corporation interest expense, net of interest income, increased by $37.5 million from $14.7 million for the fiscal year ended June 30, 1997 to $52.2 million for the fiscal year ended June 30, 1998. The respective increases are primarily attributable to the Company's increased debt levels as a result of the Merger (see "Liquidity and Capital Resources"). The interest expense, net of interest income, is higher for the Company than DecisionOne Corporation as a result of interest expense on $85 million of 11-1/2% Senior Discount Debentures issued by Holdings in connection with the Merger and interest income on a $59.1 million parent company loan receivable held by DecisionOne Corporation.

         Income Taxes: The Company's income tax provision for the fiscal year ended June 30, 1998 reflects an estimated effective income tax benefit of approximately 8%, while the effective income tax expense for the fiscal year ended June 30, 1997 was approximately 41%. The change in the Company's anticipated effective income tax rate was due primarily to the recording of a valuation allowance for financial reporting purposes to reduce the tax benefit recognized on operating loss carryforwards generated during fiscal 1998.

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

         Cost of Revenues: Cost of revenues increased by $182.5 million, or 45.4%, to $584.8 million for the fiscal year ended June 30, 1997 from $402.3 million for the fiscal year ended June 30, 1996. This increase is attributable primarily to the full period effect of the BABSS acquisition, which occurred on October 20, 1995. To a lesser degree, this increase is attributable to the acquisition of the service contracts of several complementary businesses, principally Memorex Telex on November 15, 1996.

          Gross Profit Percentage: As a percentage of revenues, gross profit increased slightly from 25.5% for the fiscal year ended June 30, 1996 to 25.6% for the fiscal year ended June 30, 1997.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $36.6 million, or 53.0%, to $105.7 million for the fiscal year ended June 30, 1997 from $69.1 million for the fiscal year ended June 30, 1996. This increase is primarily attributable to the full period effect in fiscal 1997 of the BABSS acquisition, and to a lesser degree, to the acquisition of Memorex Telex in fiscal 1996. As a percentage of revenues, selling, general and administrative expenses increased to 13.4% for the fiscal year ended June 30, 1997 from 12.8% for the fiscal year ended June 30, 1996.

         Amortization of Intangibles: Amortization of intangible assets increased by $7.8 million, or 49.7%, from $15.7 million for the fiscal year ended June 30, 1996 to $23.5 million for the fiscal year ended June 30, 1997. This increase was attributable principally to the amortization of intangibles resulting from the BABSS and Memorex Telex acquisitions.

         Employee severance and unutilized lease costs: During the fiscal year ended June 30, 1997, the Company recorded $4.3 million in employee severance and unutilized lease/contract costs, in connection with specific acquisitions. During fiscal 1996, the Company recorded $3.7 million in employee severance and unutilized lease costs. These costs were related principally to future rent obligations and related costs for facilities of the Company that the Company determined were no longer required as a result of the acquisition of BABSS. (See
Note 16 to the Company's Consolidated Financial Statements for additional information).

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


LIMITATION ON USE OF NET OPERATING LOSS CARRYFORWARDS AND OTHER TAX CREDITS

         As of June 30, 1998, the Company had tax loss carryforwards of approximately $130.4 million, $109.9 million and $4.0 million for Federal, state and foreign income tax purposes, respectively, which are scheduled to expire between 1999 and 2013. The Company also had minimum tax credits of approximately $2.8 million as of June 30, 1998, with no applicable expiration period. These carryforwards and credits may be utilized, as applicable, to reduce future taxable income.

         As a result of the Company's merger with Quaker on August 7, 1997 an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for U.S. Federal income tax purposes, net operating loss and tax credit carryforwards of approximately $27.9 million arising prior to the ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $9.0 million per annum. For financial reporting purposes, the tax benefit recognized for these carryforwards has been reduced by a valuation allowance (See Note 10 to the Company's Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are cash flow from operations and borrowings under its new $105 million revolving credit facility ("New Credit Facility",) which was entered into in connection with the Merger. The New Credit Facility is scheduled to expire on August 7, 2003. The interest rate applicable to the Facility varies, at the Company's option, LIBOR (plus applicable margins not to exceed 3.0%, as amended) or the Prime Rate (plus applicable margin not to exceed 1.75%). (See Note 9 to the Company's Consolidated Financial Statements.) The Company's principal uses of cash are debt service requirements, capital expenditures, purchases of repairable parts, acquisitions, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures, repairable parts and working capital will be funded from operating cash flow and borrowings under the New Revolving Credit Facility. To finance future acquisitions, the Company may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof.

         The Company incurred substantial indebtedness in connection with the Merger on August 7, 1997. As of June 30, 1998, the Company had outstanding approximately $744.3 million of debt, as compared to approximately $237.5 million as of June 30, 1997. (See Note 9 to the Company's Consolidated Financial Statements.) The Company's significant debt service obligations could, under certain circumstances, have material consequences to security holders of the Company. See "Risk Factors", included herein under Item 1.

         In connection with the Merger, Holdings received proceeds of $85 million from the issuance of 11-1/2% Senior Discount Debentures due 2008 (the "11-1/2% Notes") and DecisionOne Corporation issued $150 million of 9-3/4% Senior Subordinated Notes due 2007 (the "9-3/4% Notes"). DecisionOne Corporation also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the 11-1/2% Notes (which were issued with attached warrants), 9-3/4% Notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Holdings common stock by the DLJ Group have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the merger. See Note 3 and Note 9 to the Company's and DecisionOne Corporation's Consolidated Financial Statements for additional information.

         The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility to revise certain financial performance measurements. The Company is in compliance with its covenants under the amended New Credit Facility as of June 30, 1998. (See Note 9 to the Company's Consolidated Financial Statements.)

         The Company incurred approximately $4.7 million in incremental expenditures for information systems and related re-engineering initiatives in fiscal 1998 and has budgeted to incur an additional $16.0 million in fiscal 1999. The initiatives that are being funded include the following: (i) enhancements to the Company's service entitlement process which will further ensure that customers are billed for all work performed; (ii) improvements to the Company's dispatch system and field engineer data collection, technical support tools and service delivery processes, all of which are designed to increase productivity; (iii) enhancements to the Company's help desk and central dispatch systems to provide an integrated support solution to the customer base, and (iv) improvements to the Company's field inventory tracking system which will facilitate increased transfer of consumable and repairable parts among field locations and reduce purchases of repairable parts. There can be no assurance that the 1999 budgeted amounts will be so expended by the Company, nor when these amounts will be so expended.

         The Company currently anticipates that its operating cash flow, together with borrowings under the New Credit Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due. However, the Company's ability to make scheduled payments of principal of, to pay interest on or to refinance its indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control. See "Risk Factors", included herein under Item 1.

         Financial Condition: Cash flow from operating activities, exclusive of non-recurring Merger expenses which were funded entirely through the proceeds of the merger financing, for the fiscal year ended June 30, 1998 was approximately $13.3 million. These funds, together with borrowings under the New Credit Facility, provided the required capital to fund repairable part purchases and capital expenditures of approximately $88.5 million as well as the acquisition of contracts and assets of complementary businesses for approximately $10.2 million.

         In fiscal years 1997 and 1996, the Company generated net cash flow from operating activities of $89.0 million and $51.9 million, respectively. Cash required to fund the purchase of repairable parts and for capital expenditures totaled $97.0 million and $70.8 million, during fiscal years 1997 and 1996, respectively. Cash required to fund the acquisition of contracts and assets of complimentary businesses were approximately $32.3 million and $275.6 million during fiscal years 1997 and 1996, respectively.

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

         The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fifth site, but has not received any other communication in respect of that site. The Company has estimated that its share of the costs of the cleanup of one of the sites will be approximately $500,000, which has been accrued for in the accompanying consolidated balance sheets as of June 30,1998 and 1997. Complete information as to the scope of required cleanup at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's alleged predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of cleanup of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 17 to the Company's Consolidated Financial Statements.

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

YEAR 2000 COMPLIANCE

         As in the case with most other businesses, the Company is in the process of evaluating and addressing Year 2000 compliance of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 compliance efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs, which could cause disruption of operations.

         The Company has completed an assessment of both its information technology systems and its non-information technology systems. The Company has four mission critical information technology systems, two of which have been remediated and are Year 2000 compliant and are currently being placed into service. Remediation has begun on the other two mission critical information technology systems and is expected to be complete by April 1999. The Company has identified approximately 70 non-mission critical information technology systems, which the Company plans to remediate using in-house personnel or will obtain certifications and or upgrades from its vendors. Subsequently, all of the systems will be compliance tested by in-house personnel. The Company believes it is approximately 40% complete with the above remediation processes and will be 100% complete by June 1999. The Company expects that remediation of its non-information technology systems will commence in the fall of 1998 and be complete by June 1999.

         The Company has initiated communications with all of its significant business partners via a Vendor Readiness Survey to determine their plans to comply with Year 2000. All responses are evaluated as received to determine if additional action is required to ensure compliance of the business partner.

         The Company continues to use both internal and external resources to comply with Year 2000. The Company has recently engaged a consultant to assess the Company's processes in place to achieve Year 2000 compliance. The Company has in place a Year 2000 Steering Committee, which meets regularly and periodically reports the progress of Year 2000 compliance to the Company's executive management and the Board of Directors. Currently, the Company does not have any contingency plans. However, it recognizes the need to develop contingency plans and expects to have these plans secured by September 1999.

         As of June 30, 1998 the Company has incurred costs of approximately $2.1 million and expects to incur approximately $3.2 million thereafter to remediate all of the Company's Systems. This represents approximately 7.5% of the Company's information technology budget. No significant information technology projects have been deferred due to the Company's Year 2000 efforts. The future remediation costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different. Specific factors that might cause such material differences include, but not limited to, the availability and cost of personnel with appropriate skills and the ability to locate and correct all non-compliant Systems.

         The Company is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Since the Company is neither a hardware manufacturer nor a software developer, the Company believes that it does not have significant exposure to liability for such claims.

         While the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company uses its revolving credit facility, term loans, senior discount debentures, and senior subordinated notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in LIBOR or the prime rate. The Company uses off-balance sheet interest rate swap and collar agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics are matched with the underlying on-balance instruments, subject to the terms of the New Credit Facility.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loans, senior discount debentures, and senior subordinated notes in effect at June 30, 1998 and, in the case of the senior discount notes, exclude the potential exercise of the redemption feature. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (1) quoted market prices for the term loans, senior discount debentures, and senior subordinated notes; (2) the carrying value for the revolving credit facility as interest rates are reset periodically; and (3) estimates obtained from dealers to settle interest rate swap and collar agreements. Note 9 to the consolidated financial statements contain descriptions of the Company's new revolving credit facility, term loans, senior discount debentures, senior subordinated notes and interest rate risk management agreements and should be read in conjunction with the table below (amounts in thousands).

                                            Year of Maturity
                                            ----------------                                 Total Due      Fair Value
Interest Rate Sensitivity    1999      2000       2001       2002      2003    Thereafter   At Maturity   at June 30, 1998
                            ------    ------     ------     ------    ------     -------      -------         -------
Debt:
Fixed Rate                      --        --         --         --        --     298,400      298,400         233,790
Average Interest Rate           --        --         --         --        --        10.6%          --              --
Variable Rate               10,550    19,325     36,875     49,062    73,438     309,388      498,638         490,148
Average Interest Rate          8.6%      8.6%       8.6%       8.6%      8.6%        8.6%          --              --

Interest Rate
Instruments:
Variable to Fixed Swaps         --    50,000     60,000         --        --          --      110,000            (687)
Average Pay Rate                --       6.0%       6.0%        --        --          --           --              --
Average Receive Rate            --       5.7%       5.7%        --        --          --           --              --

Collars:                        --        --    125,000         --        --          --      125,000            (538)
Average Cap Rate                --        --        6.7%        --        --          --           --              --
Average Floor Rate              --        --        5.7%        --        --          --           --              --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and a part of this report are the consolidated financial statements and supplementary data for DecisionOne Holdings Corp. and DecisionOne Corporation listed in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission on or before October 28, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

                  (1)      Financial Statements

                           See Index to Financial Statements appearing on Page F-1.

                  (2)      Financial Statement Schedules

                           Schedule I--Condensed Financial Information of Registrant (DecisionOne Holdings Corp. only)

                           Schedule II--Valuation and Qualifying Accounts

                  (3)      Exhibits

                           DECISIONONE HOLDINGS CORP.

EXHIBIT
  NO.                              DESCRIPTION
  ---                              -----------

  2.1 Agreement and Plan of Merger, dated May 4, 1997 between the Company and Quaker Holding Co.(5) (appears as Annex A)

  2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 15, 1997(5) (appears as Annex A-1)

  3.1       Amended and Restated Certificate of Incorporation (Exhibit 3.1)(1)

  3.2       Amended and Restated Bylaws (Exhibit 3.2)(1)

  4.1 Specimen of DecisionOne Corporation's 9 3/4% Senior Subordinated Notes due 2007 (included in Exhibit 4.2)(6)

  4.2 9 3/4% Senior Subordinated Note Indenture dated as of August 7, 1997 between DecisionOne Corporation and State Street Bank and Trust Company as Trustee(6)

  4.3 Specimen of the Company's 11 1/2% Senior Discount Debenture due 2008 (included in Exhibit 4.4) (6)

  4.4 11 1/2% Senior Discount Debenture Indenture dated as of August 7, 1997 by and between Quaker Holding Co. and State Street Bank and Trust as Trustee (6)

  4.5       Form of Warrant (included in Exhibit 4.6) (6)

  4.6 Warrant Agreement dated as of August 7, 1997 between Quaker Holding Co. and State Street Bank and Trust as Warrant Agent (6)

  4.7 Debenture Agreement dated as of August 7, 1997 between the Company and State Street Bank and Trust as Trustee (included in Exhibit 4.4)
            (6)

  4.8 Warrant Assumption dated as of August 7, 1997 between the Company and State Street Bank and Trust as Warrant Agent (included in
            Exhibit 4.6) (6)

  10.1+     Management Incentive Plan (6)

EXHIBIT
  NO.                              DESCRIPTION
  ---                              -----------

  10.2+     Direct Investment Program (6)

  10.3      Investors' Agreement dated August 7, 1997 (6)

  10.4 U.S. $575,000,000 Credit Agreement ("Credit Agreement") dated as of August 7, 1997 by and among DecisionOne Corporation, various financial institutions, DLJ Capital Funding Inc. (as Syndication Agent), Nations Bank of Texas, N.A. (as Administrative Agent) and BankBoston, N.A. (as Documentation Agent)(6)

  10.5      Amendment No. 2, dated January 12, 1998 to the Credit Agreement (7)

  10.6      Amendment No. 3, dated March 18, 1998 to the Credit Agreement (8)

  10.7+     Employment Agreement with Kenneth Draeger (Exhibit 10.7)(1)

  10.8+     Employment Letter with Stephen J. Felice (Exhibit 10.8)(1)

  10.9      Amended and Restated Registration Rights Agreement (Exhibit
            10.11)(1)

  10.10 First Amendment to Amended and Restated Registration Rights Agreement (Exhibit 10.12)(1)

  10.11     Lease for Frazer, Pennsylvania executive offices (East)(Exhibit
            10.14)(1)

  10.12     Lease for Frazer, Pennsylvania executive offices (West)(Exhibit
            10.15)(1)

  10.13     Lease for Malvern, Pennsylvania depot and call center (Exhibit
            10.16)(1)

  10.14+    Employment Letter with Joseph S. Giordano (Exhibit 10.17)(2)

  10.15     Lease for Hayward, California depot (Exhibit 10.19)(2)

  10.16     Lease for Northborough, Massachusetts depot (Exhibit 10.20)(2)

  10.17+    Employment Letter with Thomas J. Fitzpatrick (Exhibit 10.22)(3)

  10.18+    Employment Letter with Thomas M. Molchan(4)

  10.19+    Employment Letter with Dwight T. Wilson(4)

  10.20 Intercompany Note made by the Company in favor of DecisionOne Corporation dated as of August 7, 1997(6)

  10.21     Form of Purchase Agreement dated as of August 7, 1997(6)

  10.22     Form of Option Agreement dated as of August 7, 1997(6)

  10.23     Lease for Richfield, Minnesota call center (7)

  10.24     Lease for Grove City, Ohio depot

  10.25     Lease for Phoenix, Arizona depot

  10.26+    Employment Letter for James S. Burkhardt

  10.27+    Employment Letter for Dennis M. Callagy

  10.28     Form of Tax Sharing Agreement(9)

  12        Computation of Ratios of Earnings to Fixed Charges(5)

  21        Subsidiaries of the Registrant (Exhibit 21)(1)

  23        Consent of Deloitte & Touche LLP

  24        Power of Attorney

  27        Financial Data Schedule

  +         Compensation plans and arrangements for executives and others.

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

  (3) Filed as an Exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 1996.

  (4) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997.

  (5) Filed as an Exhibit to Registration Statement No. 333-28265 on Form S-4 filed with the Securities and Exchange Commission on June 2, 1997.

  (6) Filed as an Exhibit to the Annual Report on Form 10-K for DecisionOne Holdings Corp. filed with the Securities and Exchange Commission on September 29, 1997.

  (7) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 1998.

  (8) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

  (9) Filed as an Exhibit to Registration Statement No. 333-28411 on Form S-1 filed with the Securities and Exchange Commission on June 3, 1997.

                             DECISIONONE CORPORATION

EXHIBIT
  NO.                              DESCRIPTION
  ---                              -----------

  3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.(1)

  3.2       Amended and Restated Bylaws of the Company.(1)

  4.1 Specimen of the Company's 9 3/4 Senior Subordinated Notes due 2007 (included in Exhibit 4.2).(4)

  4.2 9 3/4% Senior Subordinated Note Indenture dated as of August 7, 1997 between the Company and State Street Bank and Trust as Trustee.(4)

  10.1+     Employment Agreement with Kenneth Draeger.(2)

  10.2+     Employment Letter with Stephen J. Felice.(2)

  10.3      Lease for Frazer, Pennsylvania executive offices (East).(2)

  10.4      Lease for Frazer, Pennsylvania executive offices (West).(2)

  10.5      Lease for Malvern, Pennsylvania depot and call center.(2)

  10.6      Lease for Hayward, California depot.(3)

  10.7      Lease for Northborough, Massachusetts depot.(3)

  10.8      Form of Tax Sharing Agreement.(1)

  10.9 U.S. $575,000,000 Credit Agreement dated as of August 7, 1997 by and among the Company, various finance institutions, DLJ Capital Funding Inc. (as Syndication Agent), NationsBank of Texas, N.A. (as Administrative Agent) and BankBoston, N.A. (as Documentation Agent).(4)

  10.10 Intercompany Note made by DecisionOne Holdings Corp. in favor of the Company dated as of August 7, 1997.(4)

  12.1      Statement Regarding Computation of Ratios.(1)


  23        Consent of Deloitte & Touche LLP

  24.1      Power of Attorney

  27        Financial Data Schedule.

  +         Compensation plans and arrangements for executives and others.

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

  (4) Filed as an Exhibit to the Annual Report on Form 10-K filed by DecisionOne Corporation with the Securities and Exchange Commission on September 29, 1997.

         (b) Current Reports on Form 8-K filed during the quarter ended June 30, 1998:
             None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania on September 28, 1998.



                                       DECISIONONE HOLDINGS CORP.

                                       By: /s/ STEPHEN J. FELICE
                                           -------------------------------------
                                           Stephen J. Felice
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the indicated persons and by Stephen J. Felice as attorney-in-fact for the specific persons in the capacities with Registrant on the dates indicated.


         SIGNATURE                            TITLE                                            DATE
         ---------                            -----                                            ----
/s/ STEPHEN J. FELICE            Chief Executive Officer and President                   September 28, 1998
------------------------------
    Stephen J. Felice            (Principal Executive Officer)

/s/ THOMAS J. FITZPATRICK        Executive Vice President and Chief Financial Officer    September 28, 1998
------------------------------
    Thomas J. Fitzpatrick        (Principal Financial and Accounting Officer)

/s/          *                   Director and Chairman of the Board                      September 28, 1998
------------------------------
    Peter T. Grauer

/s/          *                   Director                                                September 28, 1998
------------------------------
    Lawrence M.v.D. Schloss

/s/          *                   Director                                                September 28, 1998
------------------------------
    Kirk B. Wortman

*By: /s/ STEPHEN J. FELICE
    --------------------------
        Stephen J. Felice
        Attorney-in-Fact

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania on September 28, 1998.



                                       DECISIONONE CORPORATION

                                       By: /s/ STEPHEN J. FELICE
                                           -------------------------------------
                                           Stephen J. Felice
                                           Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the indicated persons and by Stephen J. Felice as attorney-in-fact for the specific persons in the capacities with Registrant on the dates indicated.


         SIGNATURE                            TITLE                                            DATE
         ---------                            -----                                            ----
/s/ STEPHEN J. FELICE            Chief Executive Officer and President                  September 28, 1998
------------------------------
    Stephen J. Felice            (Principal Executive Officer)

/s/ THOMAS J. FITZPATRICK        Executive Vice President and Chief Financial Officer   September 28, 1998
------------------------------
    Thomas J. Fitzpatrick        (Principal Financial and Accounting Officer)

/s/ *                            Director                                               September 28, 1998
------------------------------
    Peter T. Grauer

/s/ *                            Director                                               September 28, 1998
------------------------------
    Giles D. Harlow

/s/ *                            Director                                               September 28, 1998
------------------------------
    Kirk B. Wortman

/s/ *                            Director                                               September 28, 1998
------------------------------
    Richard C. Yancey

*By: /s/ STEPHEN J. FELICE
     -------------------------
     Stephen J. Felice
     Attorney-in-Fact


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DECISIONONE HOLDINGS CORP.:

   Independent Auditors' Report                                              F-2
   Consolidated Balance Sheets as of June 30, 1998 and 1997                  F-3
   Consolidated Statements of Operations for the Years Ended
      June 30, 1998, 1997 and 1996                                           F-4
   Consolidated Statements of Shareholders' Equity (Deficit) for
      the Years Ended June 30, 1998, 1997 and 1996                           F-5
   Consolidated Statements of Cash Flows for the Years Ended
      June 30, 1998, 1997 and 1996                                           F-6
   Notes to Consolidated Financial Statements                                F-7

CONSOLIDATED FINANCIAL STATEMENTS OF DECISIONONE CORPORATION:

   Independent Auditors' Report                                             F-23
   Consolidated Balance Sheets as of June 30, 1998 and 1997                 F-24
   Consolidated Statements of Operations for the Years
      Ended June 30, 1998, 1997 and 1996                                    F-25
   Consolidated Statements of Shareholder's Equity (Deficit) for
      the Years Ended June 30, 1998, 1997 and 1996                          F-26
   Consolidated Statements of Cash Flows for the Years
      Ended June 30, 1998, 1997 and 1996                                    F-27
   Notes to Consolidated Financial Statements                               F-28

FINANCIAL STATEMENT SCHEDULES:

   Schedule I--Condensed Financial Information of Registrant
      (DecisionOne Holdings Corp. only)                                      S-1
   Schedule II--Valuation and Qualifying Accounts                            S-5

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of DecisionOne Holdings Corp.:

We have audited the accompanying consolidated balance sheets of DecisionOne Holdings Corp. and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DecisionOne Holdings Corp. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
September 4, 1998

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                                                     1998          1997
                                                                                   ---------     ---------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $   6,415     $  10,877
   Accounts receivable, net of allowances of $ 22,572 and $14,869                    114,082       127,462
   Consumable parts, net of allowances of $ 9,271 and $15,976                         23,097        29,052
   Prepaid expenses and other assets                                                  28,106         4,542
                                                                                   ---------     ---------

      Total current assets                                                           171,700       171,933

REPAIRABLE PARTS, Net of accumulated amortization of $135,277 and $156,468           142,446       205,366
PROPERTY AND EQUIPMENT                                                                29,095        34,227
INTANGIBLES                                                                          154,029       191,366
DEFERRED TAX ASSET                                                                    25,360        18,064
OTHER ASSETS                                                                          19,357         2,149
                                                                                   ---------     ---------

TOTAL ASSETS                                                                       $ 541,987     $ 623,105
                                                                                   =========     =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of debt                                                         $  13,311     $   4,788
   Accounts payable and accrued expenses                                             101,851        96,516
   Deferred revenues                                                                  40,758        56,600
   Income taxes and other liabilities                                                 10,925        11,513
                                                                                   ---------     ---------


      Total current liabilities                                                      166,845       169,417

DEBT                                                                                 731,012       232,721
OTHER LIABILITIES                                                                      5,736         6,079
SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, no par value; authorized 5,000,000 shares; none outstanding
   Common stock, $.01 par value; authorized 100,000,000 shares; issued and
      outstanding 12,584,219 shares in 1998 and 27,817,832 shares in 1997                126           278
   Additional paid-in capital                                                        242,181       258,331
   Accumulated deficit                                                              (601,195)      (42,432)
   Other                                                                              (2,718)       (1,289)
                                                                                   ---------     ---------


      Total shareholders' equity (deficit)                                          (361,606)      214,888
                                                                                   ---------     ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                               $ 541,987     $ 623,105
                                                                                   =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       1998          1997         1996
                                                                     ---------     ---------    ---------
REVENUES                                                             $ 805,717     $ 785,950    $ 540,191
COST OF REVENUES                                                       613,806       584,755      402,316
                                                                     ---------     ---------    ---------
GROSS PROFIT                                                           191,911       201,195      137,875
OPERATING EXPENSES:
   Selling, general and administrative expenses                        142,462       109,975       72,829
   Amortization of intangibles                                          27,169        23,470       15,673
   Merger expenses                                                      69,046
   Loss on asset sales and disposals                                    87,458
                                                                     ---------     ---------    ---------
OPERATING INCOME (LOSS)                                               (134,224)       67,750       49,373
INTEREST EXPENSE, Net of interest
   income of $1,417 in 1998, $197 in 1997 and $239 in 1996              64,683        14,698       14,714
                                                                     ---------     ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES (BENEFIT) AND EXTRAORDINARY ITEM                      (198,907)       53,052       34,659
PROVISION (BENEFIT) FOR INCOME TAXES                                   (15,777)       21,968       13,870
                                                                     ---------     ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               (183,130)       31,084       20,789
EXTRAORDINARY ITEM, NET OF TAX BENEFIT
   OF $1,284                                                                --            --        1,927
                                                                     ---------     ---------    ---------
 NET INCOME (LOSS)                                                   $(183,130)    $  31,084    $  18,862
                                                                     =========     =========    =========

PRO FORMA INFORMATION (UNAUDITED) - See Note 3:
   Pro forma net loss                                                $(124,266)

   Pro forma net loss per share                                      $   (9.91)

   Pro forma weighted average number of common shares outstanding       12,545

  The accompanying notes are an integral part of these consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
             (IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)


                                                                                                                      FOREIGN
                                                                      COMMON STOCK        ADDITIONAL                 CURRENCY
                                                                NUMBER OF                  PAID-IN     ACCUMULATED  TRANSLATION
                                                                 SHARES        AMOUNT       CAPITAL      DEFICIT     ADJUSTMENT
                                                              ------------    ---------    ---------    ---------    ---------
BALANCE, JUNE 30, 1995                                           8,935,348    $      89    $ 107,991    $ (92,378)   $     680
   Net income                                                                                              18,862
   Adjustment to pension liability
   Common stock issued:
     Exercise of preemptive rights                                 384,502            4        1,526
     Public offering                                             6,300,000           63      106,250
     Exercise of stock options                                     329,850            3          300
     Exercise of warrants                                          118,664            1          598
     Conversion of redeemable preferred stock                   11,271,924          113       37,529
   Stock issuance costs                                                                       (1,573)
   Issuance of warrants                                                                          126
   Issuance of warrants attached to subordinated debentures                                    3,400
   Foreign currency translation adjustment                                                                                 (58)
   Accrued dividends on redeemable preferred stock                                              (885)
                                                              ------------    ---------    ---------    ---------    ---------
BALANCE, JUNE 30, 1996                                          27,340,288          273      255,262      (73,516)         622
   Net income                                                                                              31,084
   Adjustment to pension liability
   Tax benefit--disqualifying stock disposition                                                2,635
   Foreign currency translation adjustment                                                                                 (38)
   Exercise of stock options                                       477,544            5          434
                                                              ------------    ---------    ---------    ---------    ---------
BALANCE, JUNE 30, 1997                                          27,817,832          278      258,331      (42,432)         584
   Net loss                                                                                              (183,130)
   Adjustment to pension liability
   Foreign currency translation adjustment                                                                                (912)
   Repurchase of common stock and warrants in
     connection with recapitalization                          (26,506,705)        (265)    (244,639)    (375,633)
   Issuance of common stock in connection
     with recapitalization                                      11,108,354          111      226,472
   Purchase and retirement of common stock                         (23,026)                      (85)
   Issuance of warrants                                                                        1,880
   Exercise of stock options                                       187,764            2          222
                                                              ------------    ---------    ---------    ---------    ---------
BALANCE, JUNE 30, 1998                                        $ 12,584,219    $     126    $ 242,181    $(601,195)   $    (328)
                                                              ============    =========    =========    =========    =========


                                                                                              TOTAL
                                                                                              SHARE-
                                                                                  PENSION     HOLDERS'
                                                                                 LIABILITY   (DEFICIT)
                                                                                 ADJUSTMENT   EQUITY
                                                                                  -------    ---------
BALANCE, JUNE 30, 1995                                                            $(1,705)   $  14,677
   Net income                                                                                   18,862
   Adjustment to pension liability                                                   (143)        (143)
   Common stock issued:
     Exercise of preemptive rights                                                               1,530
     Public offering                                                                           106,313
     Exercise of stock options                                                                     303
     Exercise of warrants                                                                          599
     Conversion of redeemable preferred stock                                                   37,642
   Stock issuance costs                                                                         (1,573)
   Issuance of warrants                                                                            126
   Issuance of warrants attached to subordinated debentures                                      3,400
   Foreign currency translation adjustment                                                         (58)
   Accrued dividends on redeemable preferred stock                                                (885)
                                                                                  -------    ---------
BALANCE, JUNE 30, 1996                                                             (1,848)     180,793
   Net income                                                                                   31,084
   Adjustment to pension liability                                                    (25)         (25)
   Tax benefit--disqualifying stock disposition                                                  2,635
   Foreign currency translation adjustment                                                         (38)
   Exercise of stock options                                                                       439
                                                                                  -------    ---------
BALANCE, JUNE 30, 1997                                                             (1,873)     214,888
   Net loss                                                                                   (183,130)
   Adjustment to pension liability                                                   (517)        (517)
   Foreign currency translation adjustment                                                        (912)
   Repurchase of common stock and warrants in
     connection with recapitalization                                                         (620,537)
   Issuance of common stock in connection
     with recapitalization                                                                     226,583
   Purchase and retirement of common stock                                                         (85)
   Issuance of warrants                                                                          1,880
   Exercise of stock options                                                                       224
                                                                                  -------    ---------
BALANCE, JUNE 30, 1998                                                            $(2,390)   $(361,606)
                                                                                  =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                        1998         1997         1996
                                                                      ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income (loss)                                                  $(183,130)   $  31,084    $  18,862
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Loss on asset sales and disposals                                  87,458
      Depreciation                                                       15,729       13,549        8,309
      Amortization of repairable parts                                   81,597       63,870       37,869
      Amortization of intangibles                                        27,169       23,470       15,673
      Provision for uncollectible receivables                            15,515        7,849        3,434
      Provision for consumable parts obsolescence                         1,852        2,554        1,171
      Extraordinary item                                                                            1,927
      Changes in operating assets and liabilities, net of effects from companies acquired, which provided (used) cash:
         Accounts receivable                                               (802)     (38,365)      (1,900)
         Consumable parts                                                (1,889)      (6,038)      (1,248)
         Accounts payable and accrued expenses                            4,581        3,885          256
         Deferred revenues                                              (20,311)     (25,427)     (33,928)
         Net changes in other assets and liabilities                    (14,432)      12,543        1,469
                                                                      ---------    ---------    ---------
           Net cash provided by operating activities                     13,337       88,974       51,894
                                                                      ---------    ---------    ---------
INVESTING ACTIVITIES:
   Capital expenditures                                                 (10,222)     (10,540)      (7,278)
   Repairable spare parts purchases, net                                (78,239)     (86,446)     (63,514)
   Acquisitions of companies and contracts                              (10,168)     (32,258)    (275,562)
                                                                      ---------    ---------    ---------
   Net cash used in investing activities                                (98,629)    (129,244)    (346,354)
                                                                      ---------    ---------    ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                                       31,392
   Proceeds from issuance of subordinated debentures                                               30,000
   Proceeds from issuance of common stock in connection with
     recapitalization                                                   226,583          439      106,313
   Payment of subordinated debentures                                                             (30,000)
   Redemption of common stock in connection with recapitalization      (609,654)
   Redemption of common stock warrants in connection with
     recapitalization                                                   (12,149)
   Issuance of warrants                                                   1,880
   Net proceeds from borrowings                                         476,918       43,625      165,711
   Principal payments under capital leases                                 (480)      (1,075)      (3,423)
   Other                                                                 (2,268)         (63)          29
                                                                      ---------    ---------    ---------
         Net cash provided by financing activities                       80,830       42,926      300,022
                                                                      ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (4,462)       2,656        5,562
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                               10,877        8,221        2,659
                                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $   6,415    $  10,877    $   8,221
                                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Net cash paid during the year for:
      Interest                                                        $  41,644    $  15,640    $  14,838
      Income taxes                                                        4,031        8,381        5,344
   Noncash investing/financing activities:
      Issuance of seller notes in connection with acquisitions                         2,224          587
      Issuance of seller notes in exchange for repairable parts                        1,855
      Repairable parts received in lieu of cash for accounts
         receivable                                                                    1,124
      Repairable parts received in exchange for the assumption of
         liabilities                                                      2,100
   Accretion of accrued dividends                                                                     885

   The accompanying notes are an integral part of these consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1.  NATURE OF BUSINESS

         DecisionOne Holdings Corp. and its wholly-owned subsidiaries (the "Company") are providers of multivendor computer maintenance and technology support services. The Company offers its customers a single-source, independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") solution for computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. These services are provided by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals. In addition, the Company provides outsourcing services for OEMs, software publishers, system integrators and other independent service organizations. The Company delivers its services through an extensive field service organization of approximately 4,000 field personnel in over 150 service locations throughout North America and through strategic alliances in selected international markets.

         Historically, the Company's services predominantly involved the provision of maintenance services to the midrange computer market. On October 20, 1995, the Company acquired Bell Atlantic Business Systems Services, Inc. ("BABSS") (see Note 5). BABSS provided computer maintenance and technology support services for computer systems ranging from the data center, which includes both mainframe and midrange systems, to desk top. Subsequent to the acquisition, the Company's principal operating subsidiary, Decision Servcom, Inc., was merged into BABSS, which had changed its name to DecisionOne Corporation. As a result, DecisionOne Corporation is the principal operating subsidiary of the Company.

         The Company's wholly owned, direct international subsidiaries are not significant to the Company's consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

         Consolidation--The consolidated financial statements include the accounts of DecisionOne Holdings Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Pro Forma Information (Unaudited)--The pro forma information included in the accompanying statement of operations and in Note 3 has been prepared to reflect the Company's recapitalization and merger with Quaker Holding Co. ("Quaker") and related transactions as if these had occurred on July 1, 1997. Historical earnings per share data for the fiscal years ended June 30, 1998, 1997 and 1996 is not presented as this would not be meaningful.

         Cash and Cash Equivalents--Cash and cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash equivalents, consisting primarily of repurchase agreements with banks, are stated at cost, which approximates fair market value.

         Consumable Parts and Repairable Parts -- In order to provide maintenance and repair services to its customers, the Company is required to maintain significant levels of computer parts. These parts are classified as consumable parts or as repairable parts.

         Consumable parts, which are expended during the repair process, are stated principally at weighted average cost, less an allowance for obsolescence and shrinkage. Consumable parts are reflected in the cost of revenues during the period utilized.

         Repairable (rotable) parts, which can be refurbished and reused, are stated at original weighted average cost less accumulated amortization. Monthly amortization of repairable parts is reflected in cost of revenues. The costs of refurbishing parts are also included in the cost of revenues as incurred. Amortization of repairable costs is based principally on the composite group method, using straight-line whole life and remaining life composite rates. Repairable parts generally have an economic life that corresponds to the estimated normal life cycle of the related products.

         As consumable and repairable parts are retired, the weighted average gross amounts at which such parts have been carried are removed from the respective asset accounts, and charged to the accumulated allowance or accumulated amortization accounts as applicable. Periodic revisions to amortization and allowance estimates are required, based upon the evaluation of several factors, including changes in estimated product life cycles, usage levels, and technology changes. Changes in these estimates are reflected on a prospective basis unless such changes result from an abnormal retirement (including sales, disposals and shrinkage) which requires immediate loss recognition. In addition, impairment is recognized when the net carrying value of the parts exceeds the estimated current and anticipated undiscounted net cash flows. Measurement of the amount of impairment if any is calculated based upon the difference between carrying value and fair value.

         The Company has amortized the majority of its composite group of repairable parts over an estimated average useful life of five years based principally on historic product life cycle studies. As a result of the recent abnormal retirement of computer parts (see Note 4) and related life studies, the Company will revise the useful lives of repairable parts and increase the obsolescence provision for consumable parts prospectively. Effective July 1, 1998 the Company will amortize its existing composite group of repairable parts and future repairable part purchases over an estimated average remaining life of three years.

         Property and Equipment--Property and equipment are stated at cost. Depreciation is provided for principally using the straight-line composite group method over the estimated useful lives of the depreciable asset group. Capitalized equipment leases and leasehold improvements are amortized over the shorter of the related lease terms or asset lives. Maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the respective asset accounts, and charged to accumulated depreciation and amortization accounts as applicable.

         Business and Contract Acquisitions--Business and contract acquisitions have been accounted for as purchase transactions, with the purchase price of each acquisition allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. Consistent with the Company's parts retirement accounting methods, the gross value of parts acquired is generally stated at weighted average cost. Fair value adjustments, if any, are reflected as adjustments to the respective accumulated amortization or allowance accounts. The excess of the purchase price over identified net assets acquired is amortized, on a straight-line basis, over the expected period of future benefit (see Note 7).

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

         Intangible Assets--Intangible assets are comprised of excess purchase price over the fair value of net assets acquired, acquired customer lists and other intangible assets, including the fair value of contractual profit participation rights and amounts assigned to noncompete agreements.

         Intangible assets, which arise principally from acquisitions, are generally amortized on a straight-line basis over their respective estimated useful lives (see Note 7). The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that these carrying values may not be recoverable within the amortization period. Impairment is recognized when the net carrying value of the intangible asset exceeds the estimated future undiscounted net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

         Revenue--The Company enters into maintenance contracts whereby it services various manufacturers' equipment. Revenues from these contracts are recognized ratably over the terms of such contracts. Prepaid revenues from multi-period contracts are recorded as deferred revenues and are recognized ratably over the term of the contracts.

         Revenues derived from the maintenance of equipment not under contract are recognized as the service is performed. Revenues derived from other technology support services are recognized as the service is performed or ratably over the term of the contract.

         Foreign Currency Translation--Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in operations, except for intercompany foreign currency transactions which are of a long-term nature and are accumulated as a separate component of shareholders' equity (deficit).

         Credit Risk--Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across many industries.

         Fair Value of Financial Instruments--The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                  Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable--The carrying amount of these items are a reasonable estimate of their fair value.

                  Debt--As more fully described in Note 9, the fair values of debt such as the New Credit Facility, the senior discount debentures and the senior subordinated notes and the fair values of interest rate swaps and collars are based on quoted market prices.

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

         Stock-Based Compensation--Effective July 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 12).

         Derivative Financial Instruments--Derivative financial instruments, which constitute interest rate swap and collar agreements (see Note 9), are periodically used by the Company in the management of its variable interest rate exposure. Amounts to be paid or received under interest rate swap and collar agreements are recognized as interest expense or interest income during the period in which these accrue. Gains or losses realized, if any, on the early termination of interest rate swap or collar contracts are deferred, to be recognized upon the termination of the related asset or liability or expiration of the original term of the swap or collar contract, whichever is earlier. The Company does not hold any derivative financial instruments for trading purposes.

         Recent Accounting Pronouncements--In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. Effective for the fiscal quarter ended December 31, 1997, the Company adopted the provisions of SFAS No. 128. SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as disclosures including a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock method at the average market price of the Company's common stock for the period. In accordance with SFAS No. 128, diluted earnings per share is not presented because the effect of the potential exercise of outstanding common stock equivalents is antidilutive as a result of the net loss incurred for the fiscal year ended June 30, 1998. Had the presentation of diluted earnings per share been dilutive, the total weighted average common stock equivalents that would have been used to determine diluted earnings per share as of June 30, 1998 were as follows: common stock options of 1,568,020 and common stock warrants of 313,047.

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are both effective for fiscal years beginning after December 15, 1997. The Company intends to adopt the pronouncements in fiscal 1999. Both will require additional disclosure but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 will first be reflected in the Company's first quarter of fiscal 1999 interim financial statements. Components of comprehensive income for the Company include such items as net income and foreign currency translation. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The Company is evaluating whether the adoption of SFAS No. 131 will result in any changes to its presentation of financial data for interim and financial periods in fiscal 1999.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company has recently committed to acquire and develop new Customer Information and Dispatch Data Gathering Systems in connection with its contract administration and call dispatch. The Company believes a significant portion of the costs to be incurred in fiscal 1999 and fiscal 2000 will be capitalizable in accordance with SOP 98-1.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

         Reclassifications--Certain reclassifications have been made to prior year data in order to conform with the 1998 presentation.

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

         In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Company common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Company common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Company common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility (see Note 9).

         In connection with the merger, the Company raised $85 million through the public issuance of senior discount debentures, in addition to publicly issued senior subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Company common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

         As a result of the merger, the Company incurred various expenses, aggregating approximately $69.0 million on a pretax basis (approximately $63.5 million after related tax benefit) in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. The Company reported this one-time charge during the first quarter of fiscal 1998. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs will be charged to expense over the terms of the related debt instruments.

         The following summarized unaudited pro forma information for the year ended June 30, 1998 assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.

                                                                UNAUDITED
                                                          (IN THOUSANDS EXCEPT
                                                           PER SHARE AMOUNTS)
                                                           YEAR ENDED JUNE 30,
                                                                  1998
                                                                  ----
PRO FORMA LOSS STATEMENT INFORMATION:
Revenues                                                        $ 805,717
Operating loss                                                    (65,178)
Loss from continuing operations before income tax benefit        (134,971)
Net loss                                                         (124,266)
Loss per common share                                               (9.91)
  Weighted average common shares outstanding                       12,545

         The pro forma net loss reflects (1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility; (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the tax benefit related to these adjustments of approximately $5.1 million, including the effect of valuation allowances against certain deferred tax assets (see Note
10). Pro forma weighted average common shares outstanding includes 12,499,978 shares outstanding immediately subsequent to the merger on August 7, 1997 in addition to shares subsequently issued and outstanding.

4.  LOSS ON ASSET SALES AND DISPOSALS

         Management determined that over 1.2 million of its computer parts were obsolete during its annual fourth quarter physical inventory. These parts were retired and subsequently sold to salvage dealers for nominal scrap value. The parts obsolescence was principally due to the convergence of significant changes in the Company's business operations and the computer service industry, which the Company expects will continue. The significant changes include: (1) accelerated technology migration trends as customers modify their computing environments to remediate year 2000 ("Y2K") problems, (2) increasing shifts in demand from data center and midrange systems to desktop computing environments, and (3) declining life cycles of the products under current and anticipated service contracts due to increasingly rapid changes in technology. The abnormal nature of this retirement and subsequent sale required immediate loss recognition of $75 million.

         In connection with the acquisition of BABSS, the Company acquired contractual profit participation rights pursuant to an existing agreement between BABSS and ICL Sorbus, Ltd. (ICL) (See Note 5). On June 29, 1998, the Company sold its contractual profit participation rights back to ICL at a pretax loss of approximately $12.5 million.

5.  BUSINESS AND CONTRACT ACQUISITIONS

         During the years ended June 30, 1998, 1997 and 1996, the Company acquired certain net assets of other service companies as follows (in thousands):


                                                                                                                 EXCESS
                                                                                                                PURCHASE
                                                                    CONSIDERATION                                 PRICE
                                                                    -------------                               OVER FAIR
                                                                                      TOTAL                     VALUE OF
                                           NUMBER OF                                PURCHASE        OTHER      NET ASSETS
YEARS ENDED                              ACQUISITIONS     CASH          NOTES         PRICE      INTANGIBLES    ACQUIRED
-----------                              ------------     ----          -----         -----      -----------    --------
Significant business
  acquisitions:
  June 30, 1996                                1         $250,549                    $250,549       $72,581      $60,533
Nonsignificant business or
  maintenance contract
  acquisitions:
  June 30, 1996                                5           14,853           578        15,431         6,522        6,318
  June 30, 1997                                9           31,749         2,224        33,973           231       47,200
  June 30, 1998                                4           10,168         4,538        14,706         4,600        7,385


         On October 20, 1995, the Company acquired all of the outstanding common stock of BABSS, a subsidiary of Bell Atlantic Corporation ("BAC") for approximately $250,549,000. The acquisition was funded with the proceeds from the issuance of $30,000,000 of Series C preferred stock, $30,000,000 of subordinated debentures and the balance from additional bank borrowings (see Notes 9 and 14). The excess of asset purchase price over the fair value of net assets acquired at the date of purchase was initially recorded as approximately $58,796,000. Subsequent to the acquisition, the Company recorded a net adjustment increasing the initial amount by $1,737,000 and adjusted other balance sheet accounts principally by the same amount. This resulted from the adjustment and reclassification of certain tax accruals offset by favorable negotiations on certain leased facilities. As part of the acquisition, the Company purchased from BAC contractual profit participation rights whereby the Company would receive a fixed percentage of the annual operating profits (3.2% or 3.5%, depending upon the level of profits) earned by a former foreign affiliate of BAC which provides computer maintenance and technology support services in Europe. The estimated value of the discounted estimated future cash flows over a twenty-year period from the acquisition date from these contractual profit participation rights was $25,000,000.

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

         The estimated fair market values of certain assets acquired during fiscal 1998, as well as liabilities assumed, are subject to further adjustment as additional information becomes available to the Company.

         The following summarized unaudited pro forma information for significant acquisitions that have a material effect on the Company's results of operations for the year ended June 30, 1996 assumes that the acquisition occurred as of July 1, 1995. The nonsignificant business and maintenance contract acquisitions are not considered material individually or in the aggregate. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant acquisitions been in effect on the dates indicated or which may result in the future.


                                                                  (IN THOUSANDS)
                                                                   (UNAUDITED)
                                                             YEAR ENDED JUNE 30, 1996
                                                             ------------------------
Revenues                                                             $697,676
Income from continuing operations before extraordinary item            31,080
Net income                                                             29,153


6.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                        JUNE 30,
                                                  --------------------
                                                  1998            1997
                                                  ----            ----
                                                     (IN THOUSANDS)
Land and buildings                              $  6,312        $  6,318
Equipment                                         15,335          13,234
Computer hardware and software                    32,459          37,611
Furniture and fixtures                             9,628           8,465
Leasehold improvements                             5,190           4,629
                                                --------        --------
                                                  68,924          70,257
Accumulated depreciation and amortization        (39,829)        (36,030)
                                                --------        --------
                                                $ 29,095        $ 34,227
                                                ========        ========


         The principal lives (in years) used in determining depreciation and amortization rates of various assets are: buildings (20-40); equipment (3-10); computer hardware and software (3-5); furniture and fixtures (5-10) and leasehold improvements (term of related leases).

         Depreciation and amortization expense was approximately $15,729,000, $13,549,000, and $8,309,000 for the fiscal years ended 1998, 1997 and 1996, respectively.


7.  INTANGIBLES

         Intangibles consisted of the following:

                                                                             JUNE 30,
                                                                             --------
                                                                      1998             1997
                                                                      ----             ----
                                                                         (IN THOUSANDS)
Excess purchase price over fair value of net assets acquired       $ 137,241        $ 130,548
Customer lists                                                        60,370           64,688
Contractual profit participation rights                                 --             25,000
Noncomplete agreements                                                 9,231            4,631
Other intangibles                                                      8,014            9,131
                                                                   ---------        ---------
                                                                     214,856          233,998
Accumulated amortization                                             (60,827)         (42,632)
                                                                   ---------        ---------
                                                                   $ 154,029        $ 191,366
                                                                   =========        =========

         The periods (in years) used in determining the amortization rates of intangible assets are: excess purchase price over fair value of net assets acquired (4-20); customer lists (3-8); contractual profit participation rights
(20); noncompete agreements (3-5) and other (1-6).

         Amortization expense relating to intangibles was approximately $27,169,000, $23,470,000, and $15,673,00, for the fiscal years ended 1998, 1997 and 1996, respectively.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following:

                                                        JUNE 30,
                                                        --------
                                               1998                   1997
                                               ----                   ----
                                                 (IN THOUSANDS)
Accounts payable                             $56,040                $55,723
Compensation and benefits                     20,928                 22,706
Interest                                      11,485                    563
Unused leases                                    175                    878
Pension accrual                                1,515                  1,371
Accrued accounting and legal fees                568                  1,435
Non-income taxes and other                    11,140                 13,840
                                            --------                -------
                                            $101,851                $96,516
                                            ========                =======

         Accrued interest expense increased due to additional borrowings outstanding at June 30, 1998 as a result of the merger and recapitalization (See Notes 3 and 9).

9. DEBT

         Debt consists of the following:

                                                                                        JUNE 30,
                                                                                        --------
                                                                                   1998           1997
                                                                                   ----           ----
                                                                                    (IN THOUSANDS)
Revolving credit loans                                                           $ 30,700       $231,671
Term loans                                                                        467,938           --
Senior discount debentures, 11-1/2%, due 2008                                      92,246           --
Senior subordinated notes, 9-3/4%, due 2007                                       150,000           --
Seller noninterest-bearing notes payable                                            2,179          2,922
Seller note payable - purchase of spare parts                                         508          1,608
Capitalized lease obligations, payable in varying installments at interest
rates ranging from 7.71% to 15.00% at June 30, 1998                                   752          1,308
                                                                                 --------       --------
                                                                                  744,323        237,509
Less current portion                                                               13,311          4,788
                                                                                 --------       --------
                                                                                 $731,012       $232,721
                                                                                 ========       ========

         In connection with the Company's merger with Quaker (see Note 3), the revolving credit loans outstanding immediately prior to the merger were repaid in full, including all interest due thereon. This refinancing was accomplished, in part, through the issuance of certain new debt instruments, consisting of a New Credit Facility, senior discount notes, and senior subordinated notes which, in the aggregate, provided financing of approximately $810 million, subject to certain conditions.

         The Company had average borrowings of approximately $699,873,000 during 1998 at an average interest rate of 9.0%. Maximum borrowings during 1998 were approximately $751,016,000. The Company had average borrowings of $221,069,000 and $172,065,000 during 1997 and 1996, respectively, at an average interest rate of 6.4% and 8.69%, respectively. Maximum borrowings during 1997 and 1996 were $243,350,000 and $268,748,000, respectively.

         The Company's Canadian subsidiary has available a $5.0 million (Canadian) revolving line of credit agreement with a local financial institution. At June 30, 1998 and 1997, approximately $0 and $471,000, respectively (in U.S. dollars) was outstanding under this agreement.

         Annual maturities on long-term debt outstanding at June 30, 1998, are as follows (in thousands): 1999, $13,311; 2000, $19,953; 2001, $36,899; 2002,
$49,081; 2003, $73,445; 2004 and beyond, $607,788.

NEW CREDIT FACILITY

         The New Credit Facility provides for term loans of $470,000,000 (term loan A - $195,000,000 and term loan B - $275,000,000) and revolving loans of up to $105,000,000. Term loan A expires in August 2003 with uneven quarterly principal payments commencing in September 1998. Term loan B expires in August 2005 with uneven quarterly principal payments commencing in December 1997. The revolving loans expire in August 2003. The Company pays a quarterly commitment fee on the unused amount of the revolving loans. The unused amount of the revolving loans was $74,300,000 as of June 30, 1998. The Company incurred debt issuance costs of approximately $14,375,000 in connection with the New Credit Facility. These costs have been deferred and are being amortized to interest expense over the term of the facility.

         The interest rate applicable to the New Credit Facility varies, at the Company's option, based upon LIBOR plus applicable margins (2.75% for term loan A and the revolving loans and 3.0% for term loan B) or based upon Prime Rate plus applicable margins (1.5% for term loan A and the revolving loans and 1.75% for term loan B). The applicable weighted average interest rates at June 30, 1998 were 8.47%, 8.71% and 8.96% for term loan A, term loan B, and the revolving loans, respectively.

         The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. These measurements include (1) Adjusted EBITA, (2) Leverage Ratio, (3) Interest Coverage Ratio, and
(4) Fixed Charge Ratio. During the third quarter of fiscal 1998, the Company sought and obtained amendments to the New Credit Facility. The amendments revised certain financial performance measurements and increased the borrowing rate by 0.25%. The Company incurred fees of approximately $1,400,000 in connection with the amendments. These costs have been deferred and are being amortized to interest expense over the remaining term of the related debt instruments. The Company is in compliance with its covenants under the amended New Credit Facility as of June 30, 1998.

         The estimated fair value of the funded portion of the New Credit Facility was approximately $490.1 million and is based on quoted market prices as of June 30, 1998.

SENIOR DISCOUNT DEBENTURES

         The Company received proceeds of $85,003,520 from the sale of $148,400,000 principal amount at maturity of its 11 1/2% senior discount debentures due 2008. The debentures accrete at a rate of 11 1/2% per annum, compounded semi-annually, to an aggregate principal amount at maturity of $148,400,000 by August 1, 2002. Commencing on February 1, 2003, cash interest on the debentures will be payable, semi-annually in arrears on each February 1 and August 1. The Company incurred debt issuance costs of $3,400,141 in connection with the senior discount debentures. These costs have been deferred and are being amortized to interest expense over the life of the debentures.

         Each unit ($1,000 principal amount) was issued with a warrant which allows the holder, subject to certain conditions, to purchase 1.9 shares of common stock, for a total of 281,960 shares, at an exercise price of $23.00 per share, subject to adjustment under certain circumstances. The warrants expire on August 1, 2007.

         The Company is required to be in compliance with certain non-financial covenants in connection with the senior discount debentures. The Company is in compliance with those covenants as of June 30, 1998.

         The estimated fair value of the senior discount debentures and the related warrants as of June 30, 1998 was approximately $89.0 million and is based on quoted market prices for that publicly traded debt.

SENIOR SUBORDINATED NOTES

         The 9-3/4% senior subordinated notes mature on August 1, 2007. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 1998. The Company incurred debt issuance costs of $4,500,000 in connection with the senior subordinated notes. These costs have been deferred and are being amortized to interest expense over the life of the notes.

         The estimated fair value of the senior subordinated notes as of June 30, 1998 was approximately $144.8 million and is based on quoted market prices.

SELLER NOTES PAYABLE

         In connection with certain acquisitions (see Note 5), the Company issued noninterest-bearing notes, the principal of which is primarily due upon settlement of contingent portions of the acquisition purchase price within a specified period subsequent to closing, generally not exceeding one year from the acquisition date. Contingencies typically pertain to actual amounts of monthly maintenance contract revenues acquired and prepaid contract liabilities assumed in comparison to amounts estimated in acquisition agreements. The Company imputes interest, based upon market rates, for long-term, non-interest-bearing obligations.

         During 1997, the Company issued a secured note payable to the seller for the purchase of repairable parts in the original amount of $1,854,000. The note accrues interest at an interest rate of approximately 8%, and requires quarterly payments of principal and interest of approximately $273,000 until maturity in December 1998.

REVOLVING CREDIT LOANS - 1997 AND PRIOR

         On October 20, 1995, in connection with the BABSS acquisition (see Note
5) the Company entered into a Credit Agreement which provided for a term loan (the "1995 Term Loan") of $230,000,000 and a revolving credit facility of up to a maximum of $30,000,000. The 1995 Term Loan provided for 19 equal quarterly principal payments of $10,000,000 to be due and payable on the last day of each calendar quarter commencing December 31, 1995 with a final payment due on September 30, 2000. Loans under the revolving credit facility were to mature on September 30, 2000. Interest on the 1995 Term Loan and the revolving credit facility were at varying rates based, at the Company's option, on the Eurodollar rate or the Alternative Base Rate (NationsBanc prime rate), plus the Applicable Margins. Margins were based on the ratio of Total Funded Debt to EBITDA; the Eurodollar Margin ranged from 1.75% to 2.5%, while the Alternative Base Rate Margin ranged from 0.5% to 1.25%.

         In April 1996, the Company completed an initial public offering (see
Note 14). The Company used a portion of the proceeds to repay approximately $70 million of the 1995 Term Loan.

         Also in April 1996, the Company converted the 1995 Term Loan and the existing $30 million Revolving Credit Facility into a $225 million variable rate, unsecured revolving credit facility ("the 1996 Revolving Credit Facility"). During fiscal 1997, the 1996 Revolving Credit Facility commitment was increased to $300 million, in connection with the acquisition of certain contracts and assets. The 1996 Revolving Credit Facility was at floating interest rates, based either on the LIBOR or prime rate, in either case plus an Applicable Margin, at the Company's option. As of June 30, 1997, the applicable rate was LIBOR plus .75% or approximately 6.5%. To offset the variable rate characteristics of the borrowings, the Company entered into interest rate swap agreements with two banks resulting in fixed interest rates of 5.4% on $40.0 million notional principal amount through December 1997 and 5.5% on another $40.0 million notional principal amount through December 1998. During fiscal 1997, the Company terminated these swap agreements, resulting in an insignificant gain which was deferred to the first quarter of fiscal 1998, when the related debt instruments were terminated.

INTEREST RATE RISK MANAGEMENT

         The use of interest rate risk management instruments, such as Swaps and Collars, is required under the terms of the New Credit Facility. The Company manages interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest rate amounts calculated by reference to an agreed-upon notional principal amount. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

                 The following table summarizes the terms of the Company's existing Swaps and Collars as of June 30, 1998:


                                   Notional Amount          Maturities        Average Interest Rate    Estimated Fair Value
                                   ---------------          ----------        ---------------------    --------------------
Variable to Fixed Swaps             $ 110,000,000           2000 - 2001               6.0%                  $ (686,605)
Collars                             $ 125,000,000              2000                5.7% - 6.7%              $ (537,737)

         The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps and Collars represent an integral part of the Company's interest rate risk management, their incremental effect on interest expense for the year ended June 30, 1998 was not significant.

10.  INCOME TAXES

         The provision (benefit) for income taxes consists of the following:


                                                      YEARS ENDED JUNE 30,
                                                      --------------------
                                              1998           1997             1996
                                              ----           ----             ----
                                                        (IN THOUSANDS)
Current:
   Federal                                 $ (8,209)       $ 10,909        $  2,892
   State                                        100           3,616           1,595
   Foreign                                     (372)          1,080             548
Deferred:
   Federal                                   (6,991)          6,460           8,945
   State                                       (917)             16             641
   Foreign                                      612            (113)           (751)
                                           --------        --------        --------
Provision (benefit) for income taxes       $(15,777)       $ 21,968        $ 13,870
                                           ========        ========        ========

         The tax effects of temporary differences consisted of the following:

                                                                  JUNE 30,
                                                           1998             1997
                                                           ----             ----
                                                               (IN THOUSANDS)
Gross deferred tax assets:
   Accounts receivable                                   $  7,869        $  4,771
   Inventory                                                2,819           2,195
   Accrued expenses                                         6,348           7,000
   Unused leases                                             (277)            390
   Fixed assets                                             1,714            --
   Intangibles                                             17,049           6,196
   Debt issuance costs                                      3,743            --
   Other                                                    1,298            --
   Operating loss carryforwards                            53,554           4,868
   Tax credit carryforwards                                 2,969           1,670
                                                         --------        --------

Gross deferred tax assets                                  97,086          27,090
Valuation allowance                                       (57,833)           --
                                                         --------        --------
Gross deferred tax assets less valuation allowance         39,253          27,090
Gross deferred tax liabilities:
   Repairable spare parts                                 (13,893)         (8,918)
   Fixed assets                                              --              (108)
                                                         --------        --------

Gross deferred tax liabilities                            (13,893)         (9,026)
                                                         --------        --------

Net deferred tax asset                                   $ 25,360        $ 18,064
                                                         ========        ========

         Net operating loss and minimum tax credit carryforwards available at June 30, 1998 expire in the following years:

                                               YEAR OF
                                AMOUNT        EXPIRATION
                                ------        ----------
                            (IN THOUSANDS)

Federal operating losses       $130,388        2006-2013
State operating losses          109,910        1999-2013
Foreign operating losses          4,008        1999-2005
Investment tax credit               134             2004
Minimum tax credit                2,835       INDEFINITE

         A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1998, 1997 and 1996 to income before income taxes, and the actual provision (benefit) for income taxes follows:

                                                                 1998         1997          1996
                                                                 ----         ----          ----
Federal income tax provision at statutory tax rate              (35.0%)       35.0%        35.0%
State income taxes, net of federal income tax provision          (3.9)         5.0          4.6
Foreign income taxes                                             (0.4)         0.4
Benefit of operating loss carryforward                                                     (0.8)
Change in valuation allowance                                    29.1                      (1.4)
Other                                                             2.3          1.0          2.6
                                                                 ----         ----         ----
Actual income tax provision (benefit) effective tax rate         (7.9%)       41.4%        40.0%
                                                                 ====         ====         ====

         As a result of the Company's merger with Quaker on August 7, 1997 (see
Note 3), an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for Federal income tax purposes, net operating loss and tax credit carryforwards of approximately $27.9 million arising prior to the ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $9.0 million per annum. The federal, state and foreign net operating loss carryforwards expire in varying amounts between 1999 and 2013.

         The Company recorded a valuation allowance of $57,833,000 during the year ended June 30, 1998. The valuation allowance reduces the gross deferred tax assets to the level where management believes that it is more likely than not that the tax benefit will be realized. The ultimate realization of deferred tax benefits is dependant upon the generation of future taxable income during the periods in which the temporary differences become deductible.

11.  OTHER LIABILITIES

         Other (noncurrent) liabilities consisted of the following:

                                         JUNE 30,
                                    -----------------
                                    1998         1997
                                    ----         ----
                                     (IN THOUSANDS)

Accrued severance                  $2,973       $2,756
Other noncurrent liabilities        2,763        3,323
                                   ------       ------
                                   $5,736       $6,079
                                   ======       ======

         Accrued severance reflects the actuarial determined liability for the separation of employees who are entitled to severance benefits under pre-existing separation pay plans.

         Other noncurrent liabilities include deferred operating lease liabilities related to scheduled rent increases, recorded in accordance with the provisions of SFAS No. 13, Accounting for Leases. Also included in other noncurrent liabilities are provisions relating to various tax matters and unutilized lease losses.

12.    STOCK-BASED COMPENSATION PLANS

         In connection with the Company's merger with Quaker on August 7, 1997 (see Note 3), all vested and unvested options then outstanding under the Stock Option and Restricted Stock Purchase Plan were cancelled, and the holders of these options received the right to receive cash payments equal to the excess, if any, of $23.00 over the exercise price of each option. Certain option holders elected to convert 255,828 options under the Stock Option and Restricted Stock Purchase Plan into options to purchase common stock of the merged Company, in lieu of cash payments. The converted options were fully vested.

MANAGEMENT INCENTIVE PLAN

         The 1997 Management Incentive Plan (Incentive Plan), a stock option plan, was created concurrently with the Quaker Merger. Under the Incentive Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at an exercise price determined by the Compensation Committee at the time of the grant. On August 7, 1997, the Company granted 1,179,000 options and granted an additional 725,828 options during the remainder of fiscal 1998. The aggregate number of shares of Company common stock permitted for issuance pursuant to the Incentive Plan was 1,698,280 as of June 30, 1998. In July 1998, subject to stockholder approval, the Company's Board of Directors increased the aggregate number of shares of Company Common Stock reserved for issuance to the Management Incentive Plan by 250,000 shares for a total of 1,948,280 shares. Options generally vest and become exercisable either in installments of 25% per year on each of the first through fourth anniversaries of the grant date or as defined corporate performance goals are met. All options become fully vested in seven years. Options generally expire upon the earlier of termination of employment (with a defined period to exercise vested options) or ten years from date of grant.

         A summary of the Incentive Plan activity is as follows:

                               OPTIONS      WEIGHTED AVERAGE
                               -------       EXERCISE PRICE
                                             --------------
Balance, June 30, 1997                0        $    0.00
   Options granted            1,904,828        $   19.09
     Options exercised         (107,264)       $    0.96
   Options cancelled           (212,790)       $   22.58
                              ---------
Balance, June 30, 1998        1,584,774        $   19.86
                              =========

The following tables summarize information about options outstanding at June 30, 1998:

                                          OUTSTANDING OPTIONS
                                          -------------------

  RANGE OF EXERCISE                         WEIGHTED AVERAGE   WEIGHTED AVERAGE
       PRICES           NUMBER OF SHARES    CONTRACTUAL LIFE    EXERCISE PRICE
       ------           ----------------    ----------------    --------------
     $0.45 - $7.17            46,178               7.4               $7.17
    $12.54 - $15.01           94,596               8.3              $14.16
    $20.61 - $21.83        1,439,000               9.3              $20.61
    $26.75 - $28.29            5,000               9.0              $26.75
                           ---------
Total                      1,584,774               9.2              $19.86
                           =========


                                           EXERCISABLE OPTIONS
                                           -------------------

  RANGE OF EXERCISE            WEIGHTED AVERAGE
        PRICES                 NUMBER OF OPTIONS         EXERCISE PRICE
        ------                 -----------------         --------------
     $0.45 - $7.17                  46,178                    $7.17
    $12.54 - $15.01                 94,596                   $14.16
    $20.61 - $21.83                 55,979                   $20.61
    $26.75 - $28.29                  5,000                   $26.75
                                    -----
       Total                       201,753                   $14.66
                                   =======

         All stock option grants to date have been issued with an exercise price equal to or in excess of the market price of the underlying stock at the date of the grant. As a result, and in accordance with APB Opinion 25, no compensation expense is recognized in the Company's financial statements. Had compensation expense for the Incentive Plan been determined based on the fair value at the grant dates under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss and pro forma loss per share (see Note 3) would have been increased to the following adjusted pro forma amounts (dollars in thousands, except per share amounts):


                                                       1998
                                                       ----

Pro forma net loss--as reported                   $     (124,266)
Pro forma net loss--as adjusted                   $     (126,743)
Pro forma basic loss per share--as reported       $        (9.91)
Pro forma basic loss per share--as adjusted       $       (10.10)

         The weighted average fair value of options granted during fiscal 1998 is estimated as $10.88 on the date of the grant using the Black-Scholes option pricing model with the following assumptions: volatility of 46.0%, risk-free interest rate of 5.52%, dividend yield of 0.0% and an expected life of 5 years.

STOCK OPTION AND RESTRICTED STOCK PURCHASE PLAN

         Under the plan, the Company, at the discretion of the Board of Directors, issued restricted stock, incentive stock options and non-qualified options for shares of the Company's common stock. Vesting of the restricted stock and stock options was at the discretion of the Board of Directors and generally occurred at a rate of 25% per year. No such options were granted at prices less then 100% of the fair value of common shares at the date of issuance. Options were to expire through February 2007.

         Presented below is the activity in the Plan for the years ended June 30, 1998, 1997 and 1996:

                                  OPTIONS            PRICE RANGE
                                  -------            -----------
Balance, June 30, 1995           2,263,320            $.50-$6.00
   Options exercised              (329,850)           $.50-$6.00
   Options granted                 803,000          $8.00-$27.50
   Options cancelled              (125,000)          $1.25-$8.00
                               -----------
Balance, June 30, 1996           2,611,470           $.50-$27.50
   Options exercised              (477,544)           $.50-$8.00
   Options granted               1,254,000         $14.00-$22.13
   Options cancelled              (532,579)        $ 1.25-$27.50
                               -----------
Balance, June 30, 1997           2,855,347           $.50-$26.75
   Options exercised               (80,500)          $0.50-$6.00
   Options cancelled            (2,774,847)         $0.45-$26.75
                               -----------
Balance, June 30, 1998                   0                 $0.00
                               -----------

         The fair value of the options granted were estimated using the Black-Scholes option pricing model. The fair values of the options granted during 1997 and 1996 were $9.61 and $11.56, respectively. The assumptions used to determine the fair values were as follows: risk-free interest rate of 6.58% in 1997 and 6.45% in 1996; expected volatility of 27.1% in 1997 and 27.0% in 1996; and an expected life of 10 years for 1997 and 1996.

         Had compensation expense for the Plan been determined based on the fair value at the grant dates under the provisions of SFAS No. 123, the pre-tax pro forma compensation expense in 1997 and 1996 would have been approximately $4.4 million and $1.7 million, respectively.

13.  LEASE COMMITMENTS

         The Company conducts its operations primarily from leased warehouses and office facilities and uses certain computer, data processing and other equipment under operating lease agreements expiring on various dates through 2006. The future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year for the five years succeeding June 30, 1998 and thereafter are as follows (in thousands):

         1999                    $18,688
         2000                     15,123
         2001                     11,525
         2002                      7,708
         2003                      5,712
         Thereafter                6,771
                                 -------
                                 $65,527

         Rental expense amounted to approximately $19,379,000, $17,367,000, and $13,149,000, for the fiscal years ended 1998, 1997 and 1996, respectively.


14.  SHAREHOLDERS' EQUITY (DEFICIT)

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

         During the year ended June 30, 1996, certain shareholders exercised their preemptive right to subscribe for and purchase additional shares of common stock or other securities so issued at the same price as originally issued on certain occasions from 1992 through 1995. On December 4, 1995, the following securities were purchased: (a) 382,578 shares of common stock at a price of $4 per share; (b) 999 shares of Series A Preferred Stock, at a price of $100 per share; (c) 1,776 shares of Series B Preferred Stock, at a price of $100 per share; (d) 1,924 shares of common stock at a price of $.50 per share; (e) 311,141 shares of Series C Preferred Stock, at a price of $100 per share; and
(f) 17,407 Common Stock Purchase Warrants at a price of $7.25333 per warrant which entitles the holder to purchase 17,407 shares of common stock at an exercise price of $.10 per share. The 17,407 Common Stock Purchase Warrants were exercised in 1996. As a result, the Company recorded an extraordinary loss in the amount of $3,211,000, net of taxes of $1,284,000, due to the acceleration of the related amortization of original issue discount.

         In consideration of his service as a director and Chairman of the Board, the Company, in a prior year, granted an individual warrants to purchase an aggregate of 66,667 shares of common stock at an exercise price of $4.00 per share. In connection with the Company's merger with Quaker in August 1997, these warrants were converted into cash, with the holder receiving an amount equal to $23 less the exercise price. As a result, the Company recorded compensation expense of approximately $1.3 million during fiscal 1998 (see Note 3).

         As more fully described in Note 3, the Company merged with Quaker on August 7, 1997. In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Company common stock outstanding immediately prior to the merger received $23 in cash in exchange for these shares. Holders of approximately 5.3% of shares of Company common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Company common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility (see Note 9).

         In connection with the merger, certain executive management employees were given the option to acquire common stock shares at current market prices. The Company provided non-recourse interest bearing loans to those key executives who elected to acquire common stock. Total loans outstanding at June 30, 1998 were $1,328,851. The Company has recorded the employee loans receivable as a reduction to shareholders' equity (deficit).

15.  RETIREMENT PLANS

         The Company maintains a 401(k) plan for its employees. Under this plan, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plan. The Company's contribution to this plan for fiscal 1998 was $1,012,563. A similar plan exists for former employees of an acquired company for which eligibility and additional contributions were frozen in September 1988.

         In addition, the Company assumed the liability of the defined benefit pension plan applicable to employees of a company acquired in 1986. The eligibility and benefits were frozen as of the date of the acquisition.

         Pension expense for the defined benefit pension plan was computed as follows:

                                             YEARS ENDED JUNE 30,
                                      1998          1997            1996
                                      ----          ----            ----
                                               (IN THOUSANDS)

Interest cost                       $   611        $   521        $   495
Actual return on plan assets         (1,506)          (409)          (449)
Net amortization and deferral         1,128              9             72
                                    -------        -------        -------
Periodic pension costs              $   233        $   121        $   118
                                    =======        =======        =======

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 1998 and 7.5% for 1997 and 1996. The expected long-term rate of return on assets was 8.5% for 1998, 1997 and 1996. The mortality table used for 1998 was the 1983 Group Annuity Mortality Table for Males and Females and the mortality table used for 1997 and 1996 was the UP-1984 Unisex Mortality Table.

         The following table sets forth the funded status of the frozen pension plan as of May 1, 1998 and 1997:

                                                   1998          1997
                                                   ----          ----
                                                     (IN THOUSANDS)

Accumulated benefits (100% vested)               $ 9,155        $ 7,290
Fair value of plan assets                          7,857          6,128
                                                 -------        -------
   Unfunded projected benefit obligation           1,298          1,162
Unrecognized net loss                              2,390          1,873
Unrecognized net transition obligation               438            470
Adjustment to recognized minimum liability        (2,828)        (2,343)
                                                 -------        -------
Accrued pension costs                            $ 1,298        $ 1,162
                                                 =======        =======

16.  EMPLOYEE SEVERANCE AND UNUTILIZED LEASE COSTS

         During the second quarter of fiscal 1997, in connection with the Memorex Telex acquisition (see Note 5), the Company recorded a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses ("exit costs"), primarily associated with duplicate facilities to be closed. The $3.4 million charge, recorded in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 1997.

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

         See Note 11 for further information regarding accrued severance and unutilized lease losses.

17.  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect to four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to a fifth, related site, but has not received any other communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean-up costs. The Company originally estimated that its share of the costs of the clean-up of one of these sites would be approximately $500,000 which is accrued in the accompanying consolidated balance sheets as of June 30, 1998 and 1997. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's alleged predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

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

18.  RELATED PARTY TRANSACTIONS

         In connection with the Quaker Merger (See Note 3), DecisionOne Corporation made a loan to DecisionOne Holdings Corp. for $59,100,000 which was used to finance the merger. The subordinated promissory note accrues interest at an annual interest rate of 8 -1/4%. Interest and principal are both due upon maturity in August 2010. Interest income recorded by DecisionOne Corporation and interest expense recorded by DecisionOne Holdings Corp. was approximately $4,381,000 in fiscal 1998.

         During the year ended June 30, 1998, the Company paid the DLJ Group approximately $500,000 for financial advisory services.

         Prior to 1994, the Company entered into an agreement to purchase printer products from Genicom Corporation (Genicom). The Company and Genicom were under common ownership prior to the August 7, 1997 Merger. Purchases from Genicom for the period July 1, 1997 through August 7, 1997 were approximately $121,000. Purchases from Genicom for the years ended June 30, 1997 and 1996 were approximately $472,000 and $1,512,000, respectively. Accounts payable to Genicom amounted to approximately $0 and $30,000 as of June 30, 1998 and 1997, respectively.

         During the year ended June 30, 1996, the Company paid approximately $125,000 for expense reimbursements to certain shareholders for services rendered in connection with an acquisition in 1988. The amount was accrued for in prior years.

         In connection with the Company's financing of the BABSS acquisition on October 20, 1995, the Company issued subordinated debentures and redeemable preferred stock to certain related parties (see Notes 9 and 14).

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of the unaudited quarterly financial information for the fiscal years ended 1998 and 1997:

                                                                 QUARTER ENDED
                                                                 -------------
                                        SEPT. 30 (1),       DEC. 31,        MARCH 31,       JUNE 30 (2),
                                        -------------       --------        ---------       ------------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
Revenues                                  $ 202,264        $ 200,075        $ 200,910        $ 202,468
Gross profit                                 44,819           46,769           47,747           52,576
Net loss                                    (57,627)         (10,718)         (10,994)        (103,791)
Pro forma net income (loss)                   1,237          (10,718)         (10,994)        (103,791)
Pro forma earnings (loss) per share            0.09            (0.86)           (0.87)           (8.25)

                                                                          QUARTER ENDED
                                                                          -------------
                                                      SEPT. 30,    DEC. 31 (3),     MARCH 31,      JUNE 30,
                                                      ---------    ------------     ---------      --------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
Revenues                                              $176,426       $191,253       $205,070       $213,201
Gross profit                                            41,861         47,642         53,822         58,332
Net income                                               5,455          4,954          9,507         11,168


(1) Net loss for the first quarter of 1998 includes $69.0 million of pre-tax merger expenses (See Note 3).

(2) Net loss for the fourth quarter of 1998 includes $87.5 million of pre-tax loss on asset sales and disposals and a $12.3 million pre-tax special charge to the provision for uncollectible receivables (See Note
         4).

(3) Net income for the second quarter of 1997 includes a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses, primarily associated with duplicate facilities to be closed in connection with the Memorex Telex acquisition (see Note 16).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of DecisionOne Corporation:

We have audited the accompanying consolidated balance sheets of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp.) and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the related financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DecisionOne Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
September 4, 1998

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                1998             1997
                                                                                                ----             ----

                                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $   5,205        $  10,877
   Accounts receivable, net of allowances of $22,572 and $14,869                             114,082          127,462
   Consumable parts, net of allowances of $9,271 and $15,976                                  23,097           29,052
   Prepaid expenses and other assets                                                          27,797            4,542
                                                                                           ---------        ---------

      Total current assets                                                                   170,181          171,933

REPAIRABLE PARTS, Net of accumulated amortization of $135,277 and $156,468                   142,446          205,366
PROPERTY AND EQUIPMENT                                                                        29,095           34,227
INTANGIBLES                                                                                  154,029          191,366
PARENT COMPANY LOAN RECEIVABLE                                                                69,867
DEFERRED TAX ASSET                                                                            24,370           18,064
OTHER ASSETS                                                                                  16,451            2,149
                                                                                           ---------        ---------
TOTAL ASSETS                                                                               $ 606,439        $ 623,105
                                                                                           =========        =========

                                      LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current portion of debt                                                                 $  13,311        $   4,788
   Accounts payable and accrued expenses                                                     101,351           96,516
   Deferred revenues                                                                          40,758           56,600
   Income taxes and other liabilities                                                         10,925           11,513
                                                                                           ---------        ---------
         Total current liabilities                                                           166,345          169,417

DEBT                                                                                         638,766          232,721
OTHER LIABILITIES                                                                              5,796            6,079
SHAREHOLDER'S EQUITY(DEFICIT):
   Common stock, no par value; one share authorized, issued and outstanding
        in 1998 and 1997                                                                        --               --
   Additional paid-in capital                                                                 12,323          258,609
   Accumulated deficit                                                                      (214,073)         (42,432)
   Other                                                                                      (2,718)          (1,289)
                                                                                           ---------        ---------

      Total shareholder's equity (deficit)                                                  (204,468)         214,888
                                                                                           ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)                                       $ 606,439        $ 623,105
                                                                                           =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                  1998             1997            1996
                                                                  ----             ----            ----
REVENUES                                                       $ 805,717        $ 785,950       $ 540,191
COST OF REVENUES                                                 613,806          584,755         402,316
                                                               ---------        ---------       ---------
GROSS PROFIT                                                     191,911          201,195         137,875
OPERATING EXPENSES:
   Selling, general and administrative expenses                  142,462          109,975          72,829
   Amortization of intangibles                                    27,169           23,470          15,673
   Merger expenses                                                69,046
   Loss on asset sales and disposals                              87,458
                                                               ---------        ---------       ---------
OPERATING INCOME (LOSS)                                         (134,224)          67,750          49,373
INTEREST EXPENSE, Net of interest
   income of $206 in 1998, $197 in 1997 and $239 in 1996          52,204           14,698          14,714
                                                               ---------        ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES (BENEFIT) AND
   EXTRAORDINARY ITEM                                           (186,428)          53,052          34,659
PROVISION (BENEFIT) FOR INCOME TAXES                             (14,787)          21,968          13,870
                                                               ---------        ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         (171,641)          31,084          20,789
EXTRAORDINARY ITEM, NET OF TAX BENEFIT
     OF $1,284                                                      --               --             1,927
                                                               ---------        ---------       ---------


NET INCOME (LOSS)                                              $(171,641)       $  31,084       $  18,862
                                                               =========        =========       =========

PRO FORMA INFORMATION (UNAUDITED) - See Note 3:
   Pro forma net loss                                         $ (111,357)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
             (IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)

                                                                                                                      TOTAL
                                                                                         FOREIGN                      SHARE-
                                                     ADDITIONAL                          CURRENCY     PENSION        HOLDERS'
                                                      PAID-IN         ACCUMULATED      TRANSLATION   LIABILITY       (DEFICIT)
                                                      CAPITAL           DEFICIT         ADJUSTMENT   ADJUSTMENT       EQUITY
                                                      -------           -------         ----------   ----------       ------
BALANCE, JUNE 30, 1995                               $114,891          $(92,378)           $680       $(1,705)        $21,488
   Net income                                                            18,862                                        18,862
   Adjustment to pension  liability                                                                      (143)           (143)
   Contributed capital                                142,090                                                         142,090
   Foreign currency translation adjustment                                                  (58)                          (58)
   Dividends declared                                  (1,446)                                                         (1,446)
                                                     --------         ---------            ----      --------       ---------
BALANCE, JUNE 30, 1996                                255,535           (73,516)            622        (1,848)        180,793
   Net income                                                            31,084                                        31,084
   Adjustment to pension liability                                                                        (25)            (25)
   Foreign currency translation adjustment                                                  (38)                          (38)
     Tax benefit - disqualifying stock disposition      2,635                                                           2,635
     Contributed capital                                  439                                                             439
                                                     --------           -------             ---      --------       ---------
BALANCE, JUNE 30, 1997                                258,609           (42,432)            584        (1,873)        214,888
   Net loss                                                            (171,641)                                     (171,641)
   Adjustment to pension liability                                                                       (517)           (517)
   Foreign currency translation adjustment                                                 (912)                         (912)
   Dividends declared                                (244,000)                                                       (244,000)
   Contributed capital                                    349                                                             349
   Reversal of tax benefit - disqualifying
          stock disposition                            (2,635)                                                         (2,635)
                                                     --------         ---------            ----      --------       ---------
BALANCE, JUNE 30, 1998                                $12,323         $(214,073)          $(328)      $(2,390)      $(204,468)
                                                     ========         =========           =====       =======       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                       1998             1997             1996
                                                                                       ----             ----             ----
OPERATING ACTIVITIES:
   Net income (loss)                                                                $(171,641)       $  31,084        $  18,862
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
   Loss on asset sales and disposals                                                   87,458
   Depreciation                                                                        15,729           13,549            8,309
   Amortization of repairable parts                                                    81,597           63,870           37,869
   Amortization of intangibles                                                         27,169           23,470           15,673
   Provision for uncollectible receivables                                             15,515            7,849            3,434
   Provision for consumable parts obsolescence                                          1,852            2,554            1,171
   Extraordinary item                                                                                                     1,927
   Changes in operating assets and liabilities, net of effects from companies acquired, which provided (used) cash:
      Accounts receivable                                                                (802)         (38,365)          (1,900)
      Consumable parts                                                                 (1,889)          (6,038)          (1,248)
      Accounts payable and accrued expenses                                             4,081            3,885              256
      Deferred revenues                                                               (20,311)         (25,427)         (33,928)
      Net changes in other assets and liabilities                                     (26,631)          12,543            1,469
                                                                                    ---------        ---------        ---------
         Net cash provided by operating activities                                     12,127           88,974           51,894
                                                                                    ---------        ---------        ---------
INVESTING ACTIVITIES:
   Capital expenditures                                                               (10,222)         (10,540)          (7,278)
   Repairable spare parts purchases, net                                              (78,239)         (86,446)         (63,514)
   Acquisitions of companies and contracts                                            (10,168)         (32,258)        (275,562)
                                                                                    ---------        ---------        ---------
         Net cash used in investing activities                                        (98,629)        (129,244)        (346,354)
                                                                                    ---------        ---------        ---------
FINANCING ACTIVITIES:
   Capital contributions                                                                  349              439          142,090
   Proceeds from issuance of subordinated
      debentures                                                                                                         30,000
   Payment of dividends to Parent                                                    (244,000)
   Payment of dividends                                                                                                  (1,446)
   Payment of subordinated debentures                                                                                   (30,000)
   Loans made to Parent                                                               (69,617)
   Net proceeds from borrowings                                                       397,195           43,625          162,772
   Principal payments under capital leases                                               (480)          (1,075)          (3,423)

   Other                                                                               (2,617)            (63)              29
                                                                                    ---------        ---------        ---------
      Net cash provided by financing activities                                        80,830           42,926          300,022
                                                                                    ---------        ---------        ---------
NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (5,672)           2,656            5,562
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           10,877            8,221            2,659
                                                                                    ---------        ---------        ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $   5,205        $  10,877        $   8,221
                                                                                    =========        =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Net cash paid during the year for:
      Interest                                                                      $  38,472        $  15,640        $  14,838
      Income taxes                                                                      4,031            8,381            5,344
   Noncash investing/financing activities:
      Issuance of seller notes in connection with acquisitions                                           2,224              587
      Issuance of seller notes in exchange for repairable parts                                          1,855
      Repairable parts received in lieu of cash for accounts receivable                                  1,124
      Repairable parts received in exchange for the assumption of liabilities                            2,100


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

1.  NATURE OF BUSINESS

         DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp., herein called "Holdings") and its wholly-owned subsidiaries (the "Company") are providers of multivendor computer maintenance and technology support services. The Company offers its customers a single-source, independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") solution for computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. These services are provided by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals. In addition, the Company provides outsourcing services for OEMs, software publishers, system integrators and other independent service organizations. The Company delivers its services through an extensive field service organization of approximately 4,000 field personnel in over 150 service locations throughout North America and through strategic alliances in selected international markets.

         Historically, the Company's services predominantly involved the provision of maintenance services to the midrange computer market. On October 20, 1995, the Company acquired Bell Atlantic Business Systems Services, Inc. ("BABSS") (see Note 5). BABSS provided computer maintenance and technology support services for computer systems ranging from the data center, which includes both mainframe and midrange systems, to desk top. Subsequent to the acquisition, Holding's principal operating subsidiary, Decision Servcom, Inc., was merged into BABSS, which had changed its name to DecisionOne Corporation. As a result, DecisionOne Corporation is the principal operating subsidiary of the Holdings.


         On May 29, 1997, Holdings completed a restructuring of the legal organization of its subsidiaries (the "Corporate Reorganization"). The Corporate Reorganization involved Holdings' contribution to DecisionOne Corporation of ownership interests in its subsidiaries, all of which were under Holdings' control (the "Contributed Subsidiaries"). The Corporate Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts of the Contributed Subsidiaries for the years ended June 30, 1997 and 1996.

         The Company's wholly owned, direct international subsidiaries are not significant to the Company's consolidated financial statements.

2.  SIGNIFICANT ACCOUNTING POLICIES

         Consolidation--The consolidated financial statements include the accounts of DecisionOne Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Pro Forma Information (Unaudited)--The pro forma information included in the accompanying statement of operations and in Note 3 has been prepared to reflect the Company's and Holding's recapitalization and merger with Quaker Holding Co. ("Quaker") and related transactions as if these had occurred on July 1, 1997.

         Cash and Cash Equivalents--Cash and cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash equivalents, consisting primarily of repurchase agreements with banks, are stated at cost, which approximates fair market value.

         Consumable Parts and Repairable Parts -- In order to provide maintenance and repair services to its customers, the Company is required to maintain significant levels of computer parts. These parts are classified as consumable parts or as repairable parts.

         Consumable parts, which are expended during the repair process, are stated principally at weighted average cost, less an allowance for obsolescence and shrinkage. Consumable parts are reflected in the cost of revenues during the period utilized.

         Repairable (rotable) parts, which can be refurbished and reused, are stated at original weighted average cost less accumulated amortization. Monthly amortization of repairable parts is reflected in cost of revenues. The costs of refurbishing parts are also included in the cost of revenues as incurred. Amortization of repairable costs is based principally on the composite group method, using straight-line whole life and remaining life composite rates. Repairable parts generally have an economic life that corresponds to the estimated normal life cycle of the related products.

         As consumable and repairable parts are retired, the weighted average gross amounts at which such parts have been carried are removed from the respective asset accounts, and charged to the accumulated allowance or accumulated amortization accounts as applicable. Periodic revisions to amortization and allowance estimates are required, based upon the evaluation of several factors, including changes in estimated product life cycles, usage levels, and technology changes. Changes in these estimates are reflected on a prospective basis unless such changes result from an abnormal retirement (including sales, disposals and shrinkage) which requires immediate loss recognition. In addition, impairment is recognized when the net carrying value of the parts exceeds the estimated current and anticipated undiscounted net cash flows. Measurement of the amount of impairment if any is calculated based upon the difference between carrying value and fair value.

         The Company has amortized the majority of its composite group of repairable parts over an estimated average useful life of five years based principally on historic product life cycle studies. As a result of the recent abnormal retirement of computer parts (See Note 4) and related life studies the Company will revise the useful lives of repairable parts and increase obsolescence provision for consumable parts prospectively. Effective July 1, 1998, the Company will amortize its existing composite group of repairable parts and future repairable part purchases over an estimated average remaining life of three years.

         Property and Equipment--Property and equipment are stated at cost. Depreciation is provided for principally using the straight-line composite group method over the estimated useful lives of the depreciable asset group. Capitalized equipment leases and leasehold improvements are amortized over the shorter of the related lease terms or asset lives. Maintenance and repairs are charged to expense as incurred. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the respective asset accounts, and charged to accumulated depreciation and amortization accounts as applicable.

         Business and Contract Acquisitions--Business and contract acquisitions have been accounted for as purchase transactions, with the purchase price of each acquisition allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. Consistent with the Company's parts retirement accounting methods, the gross value of parts acquired is generally stated at weighted average cost. Fair value adjustments, if any, are reflected as adjustments to the respective accumulated amortization or allowance accounts. The excess of the purchase price over identified net assets acquired is amortized, on a straight-line basis, over the expected period of future benefit (see Note 7).

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

         Intangible Assets--Intangible assets are comprised of excess purchase price over the fair value of net assets acquired, acquired customer lists and other intangible assets, including the fair value of contractual profit participation rights and amounts assigned to noncompete agreements.

         Intangible assets, which arise principally from acquisitions, are generally amortized on a straight-line basis over their respective estimated useful lives (see Note 7). The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that these carrying values may not be recoverable within the amortization period. Impairment is recognized when the net carrying value of the intangible asset exceeds the estimated future undiscounted future net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

         Revenue--The Company enters into maintenance contracts whereby it services various manufacturers' equipment. Revenues from these contracts are recognized ratably over the terms of such contracts. Prepaid revenues from multi-period contracts are recorded as deferred revenues and are recognized ratably over the term of the contracts.

         Revenues derived from the maintenance of equipment not under contract are recognized as the service is performed. Revenues derived from other technology support services are recognized as the service is performed or ratably over the term of the contract.

         Foreign Currency Translation--Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity (deficit). Gains and losses resulting from foreign currency transactions are included in operations, except for intercompany foreign currency transactions which are of a long-term nature and are accumulated as a separate component of shareholders' equity (deficit).

         Credit Risk--Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across many industries.

         Fair Value of Financial Instruments--The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                  Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable--The carrying amount of these items are a reasonable estimate of their fair value.


                  Debt -- As more fully described in Note 9, fair values of debt such as the New Credit Facility, the senior discount debentures and the senior subordinated notes and the fair values of interest rate swaps and collars are based on quoted market prices.

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

         Derivative Financial Instruments--Derivative financial instruments, which constitute interest rate swap and collar agreements (see Note 9), are periodically used by the Company in the management of its variable interest rate exposure. Amounts to be paid or received under interest rate swap and collar agreements are recognized as interest expense or interest income during the period in which these accrue. Gains or losses realized, if any, on the early termination of interest rate swap or collar contracts are deferred, to be recognized upon the termination of the related asset or liability or expiration of the original term of the swap or collar contract, whichever is earlier. The Company does not hold any derivative financial instruments for trading purposes.

         Recent Accounting Pronouncements -- In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are both effective for fiscal years beginning after December 15, 1997. The Company intends to adopt the pronouncements in fiscal 1999. Both will require additional disclosure but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 will first be reflected in the Company's first quarter of 1999 interim financial statements. Components of comprehensive income for the Company include such items as net income and foreign currency translation. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The Company is evaluating whether the adoption of SFAS No. 131 will result in any changes to its presentation of financial data for interim and financial periods in fiscal 1999.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company has recently committed to acquire and develop new Customer Information and Dispatch Data Gathering Systems in connection with its contract administration and call dispatch. The Company believes a significant portion of the costs to be incurred in fiscal 1999 and fiscal 2000 will be capitalizable in accordance with SOP 98-1.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133".) This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

         Reclassifications--Certain reclassifications have been made to prior year data in order to conform with the 1998 presentation.

3.  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

         On August 7, 1997, the Company and Holdings consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II. The merger was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Holdings and Quaker dated May 4, 1997.

         In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into Holdings, and the holders of approximately 94.7% of shares of Holdings common stock outstanding immediately prior to the merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings common stock outstanding immediately prior to the merger retained such shares in the merged Holdings, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Holdings common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's revolving credit facility (see Note 9).

         In connection with the merger, Holdings raised $85 million through the public issuance of senior discount debentures, and the Company issued publicly held senior subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes and the initial borrowings under the new credit facility along with a loan of approximately $59.1 million from the Company to Holdings and the purchase of approximately $225 million of Holdings common stock by Quaker have been used to finance the payments of cash to cash-electing Holdings shareholders, to pay the holders of Holdings stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

         As a result of the merger, the Company and Holdings incurred various expenses, aggregating approximately $69.0 million on a pretax basis (approximately $63.5 million after related tax benefit) in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. The Company reported this one-time charge during the first quarter of fiscal 1998. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs will be charged to expense over the terms of the related debt instruments.

         The following summarized unaudited pro forma information for the year ended June 30, 1998 assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future.

                                                         (UNAUDITED)
                                                        (IN THOUSANDS)
                                                     YEAR ENDED JUNE 30,
                                                             1998
                                                             ----
PRO FORMA LOSS STATEMENT INFORMATION:
Revenues                                                  $ 805,717
Operating Loss                                              (65,178)
Loss from continuing operations before income taxes        (120,972)
Net Loss                                                   (111,357)

The pro forma net loss reflects (1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $5.2 million, including the effect of valuation allowances against certain deferred tax assets (see Note
10).

4.  LOSS ON ASSET SALES AND DISPOSALS

         Management determined that over 1.2 million of its computer parts were obsolete during its annual fourth quarter physical inventory. These parts were retired and subsequently sold to salvage dealers for nominal scrap value. The parts obsolescence was principally due to the convergence of significant changes in the Company's business operations and the computer service industry, which the Company expects will continue. The significant changes include: (1) accelerated technology migration trends as customers modify their computing environments to remediate year 2000 ("Y2K") problems, (2) increasing shifts in demand from data center and midrange systems to desktop computing environments, and (3) declining life cycles of the products under current and anticipated service contracts due to increasingly rapid changes in technology. The abnormal nature of this retirement and subsequent sale required immediate loss recognition of $75 million.

         In connection with the acquisition of BABSS, the Company acquired contractual profit participation rights pursuant to an existing agreement between BABSS and ICL Sorbus, Ltd. (ICL) (See Note 5). On June 29, 1998, the Company sold its contractual profit participation rights back to ICL at a pretax loss of approximately $12.5 million.

5.  BUSINESS AND CONTRACT ACQUISITIONS

         During the years ended June 30, 1998, 1997 and 1996, the Company acquired certain net assets of other service companies as follows (in thousands):

                                                                                                               EXCESS
                                                                                                              PURCHASE
                                                                     CONSIDERATION                              PRICE
                                                                     -------------                            OVER FAIR
                                                                                      TOTAL                   VALUE OF
                                            NUMBER OF                               PURCHASE       OTHER     NET ASSETS
YEARS ENDED                               ACQUISITIONS     CASH          NOTES        PRICE     INTIGIBLES    ACQUIRED
-----------                               ------------     ----          -----        -----     ----------    --------
Significant business acquisitions:
  June 30, 1996                                  1        $250,549                   $250,549      $72,581      $60,533
Nonsignificant business or
   maintenance contract acquisitions:
  June 30, 1996                                  5          14,853           578       15,431        6,522        6,318
  June 30, 1997                                  9          31,749         2,224       33,973          231       47,200
  June 30, 1998                                  4          10,168         4,538       14,706        4,600        7,385


         On October 20, 1995, the Company acquired all of the outstanding common stock of BABSS, a subsidiary of Bell Atlantic Corporation ("BAC") for approximately $250,549,000. The acquisition was funded with the proceeds from the issuance of $30,000,000 of Series C preferred stock, $30,000,000 of subordinated debentures and the balance from additional bank borrowings (see
Note 9). The excess of asset purchase price over the fair value of net assets acquired at the date of purchase was initially recorded as approximately $58,796,000. Subsequent to the acquisition, the Company recorded a net adjustment increasing the initial amount by $1,737,000 and adjusted other balance sheet accounts principally by the same amount. This resulted from the adjustment and reclassification of certain tax accruals offset by favorable negotiations on certain leased facilities. As part of the acquisition, the Company purchased from BAC contractual profit participation rights whereby the Company will receive a fixed percentage of the annual operating profits (3.2% or 3.5%, depending upon the level of profits) earned by a former foreign affiliate of BAC which provides computer maintenance and technology support services in Europe. The estimated value of the discounted estimated future cash flows over a twenty-year period from these contractual profit participation rights was $25,000,000.

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

         The following summarized unaudited pro forma information for significant acquisitions that have a material effect on the Company's results of operations for the year ended June 30, 1996 assumes that the acquisition occurred as of July 1, 1995. The nonsignificant business and maintenance contract acquisitions are not considered material individually or in the aggregate. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant acquisitions been in effect on the dates indicated or which may result in the future.

                                                                    (IN THOUSANDS)
                                                                     (UNAUDITED)

                                                              YEAR ENDED JUNE 30, 1996
                                                              ------------------------
Revenues                                                              $697,676
Income from continuing operations before extraordinary item             31,080
Net income                                                              29,153

6.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                                       JUNE 30,
                                                                                                1998               1997
                                                                                                ----               ----
                                                                                                    (IN THOUSANDS)
Land and buildings                                                                           $ 6,312           $  6,318
Equipment                                                                                     15,335             13,234
Computer hardware and software                                                                32,459             37,611
Furniture and fixtures                                                                         9,628              8,465
Leasehold improvements                                                                         5,190              4,629
                                                                                             -------           --------
                                                                                              68,924             70,257
Accumulated depreciation and amortization                                                    (39,829)           (36,030)
                                                                                             --------          ---------

                                                                                            $ 29,095           $ 34,227
                                                                                            ========           ========

         The principal lives (in years) used in determining depreciation and amortization rates of various assets are: buildings (20-40); equipment (3-10); computer hardware and software (3-5); furniture and fixtures (5-10) and leasehold improvements (term of related leases).

         Depreciation and amortization expense was approximately $15,729,000, $13,549,000, and $8,309,000 for the fiscal years ended 1998, 1997 and 1996, respectively.


7.  INTANGIBLES

         Intangibles consisted of the following:                            JUNE 30,
                                                                            --------
                                                                     1998              1997
                                                                     ----              ----
                                                                         (IN THOUSANDS)
Excess purchase price over fair value of net assets acquired       $ 137,241        $ 130,548
Customer lists                                                        60,370           64,688
Contractual profit participation rights                                 --             25,000
Noncompete agreements                                                  9,231            4,631
Other intangibles                                                      8,014            9,131
                                                                   ---------        ---------
                                                                     214,856          233,998
                                                                                    ---------
Accumulated amortization                                             (60,827)         (42,632)
                                                                   ---------        ---------

                                                                   $ 154,029        $ 191,366
                                                                   =========        =========

         The periods (in years) used in determining the amortization rates of intangible assets are: excess purchase price over fair value of net assets acquired (4-20); customer lists (3-8); contractual profit participation rights
(20); noncompete agreements (3-5) and other (1-6).

         Amortization expense relating to intangibles was approximately $27,169,00, $23,470,000, and $15,673,000, for the fiscal years ended 1998, 1997 and 1996, respectively.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following:

                                                JUNE 30,
                                          1998           1997
                                          ----           ----
                                              (IN THOUSANDS)
Accounts payable                        $ 56,040       $ 55,723
Compensation and benefits                 20,928         22,706
Interest                                  11,485            563
Unused leases                                175            878
Pension accrual                            1,515          1,371
Accrued accounting and legal fees            568          1,435
Non-income taxes and other                10,640         13,840
                                        --------       --------
                                        $101,351       $ 96,516
                                        ========       ========

         Accrued interest expense increased due to additional borrowings outstanding at June 30, 1998 as a result of the merger and recapitalization (See Notes 3 and 9).

9. DEBT

         Debt consists of the following:
                                                                                             JUNE 30,
                                                                                             --------
                                                                                       1998           1997
                                                                                       ----           ----
                                                                                          (IN THOUSANDS)
Revolving credit loans                                                               $ 30,700       $231,671
Term loans                                                                            467,938           --
Senior subordinated notes, 9-3/4%, due 2007                                          150,000           --
Seller noninterest-bearing notes payable                                                2,179          2,922
Seller note payable--purchase of spare parts                                              508          1,608
Capitalized lease obligations, payable in varying
  installments at interest rates ranging from 7.25% to 13.01% at June 30, 1998            752          1,308
                                                                                     --------       --------
                                                                                      652,077        237,509
Less current portion                                                                   13,311          4,788
                                                                                     --------       --------
                                                                                     $638,766       $232,721
                                                                                     ========       ========

In connection with the Company's merger with Quaker (see Note 3), the revolving credit loans outstanding immediately prior to the merger were repaid in full, including all interest due thereon. This refinancing was accomplished, in part, through the issuance of certain new debt instruments, consisting of a New Credit Facility, senior discount notes, and senior subordinated notes which, in the aggregate, provide financing of approximately $810 million, subject to certain conditions.

         The Company had average borrowings of approximately $609,629,000 during 1998 at an average interest rate of 8.2%. Maximum borrowings during 1998 were approximately $659,732,000. The Company had average borrowings of $221,069,000 and $172,065,000 during 1997 and 1996, respectively, at an average interest rate of 6.4% and 8.69%, respectively. Maximum borrowings during 1997 and 1996 were $243,350,000 and $268,748,000, respectively.

         The Company's Canadian subsidiary has available a $5.0 million (Canadian) revolving line of credit agreement with a local financial institution. At June 30, 1998 and 1997, approximately $0 and $471,000, respectively (in U.S. dollars) was outstanding under this agreement.

         Annual maturities on long-term debt outstanding at June 30, 1998, are as follows:1999, $13,311; 2000, $19,953; 2001, $36,899; 2002, $49,081; 2003,
$73,445; 2004 and beyond, $459.388.

NEW CREDIT FACILITY

         The New Credit Facility provides for term loans of $470,000,000 (term loan A - $195,000,000 and term loan B - $275,000,000) and revolving loans of up to $105,000,000. Term loan A expires in August 2003 with uneven quarterly principal payments commencing in September 1998. Term loan B expires in August 2005 with uneven quarterly principal payments commencing in December 1997. The revolving loans expire in August 2003. The Company pays a quarterly commitment fee on the unused amount of the revolving loans. The unused amount of the revolving loans was $74,300,000 as of June 30, 1998. The Company incurred debt issuance costs of approximately $14,375,000 in connection with the New Credit Facility. These costs have been deferred and are being amortized to interest expense over the term of the facility.

         The interest rate applicable to the New Credit Facility varies, at the Company's option, based upon LIBOR plus applicable margins (2.75% for term loan A and the revolving loans and 3.0% for term loan B) or based upon Prime Rate plus applicable margins (1.5% for term loan A and the revolving loans and 1.75% for term loan B). The applicable weighted average interest rates at June 30, 1998 were 8.47%, 8.71% and 8.96% for term loan A, term loan B, and the revolving loans, respectively.

         The New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. These measurements include (1) Adjusted EBITA, (2) Leverage Ratio, (3) Interest Coverage Ratio, and
(4) Fixed Charge Ratio. During the third quarter of fiscal 1998, the Company sought and obtained amendments to the New Credit Facility. The amendments revised certain financial performance measurements and increased the borrowing rate by 0.25%. The Company incurred fees of approximately $1,400,000 in connection with the amendments.

These costs have been deferred and are being amortized to interest expense over the remaining term of the related debt instruments. The Company is in compliance with its covenants under the amended New Credit Facility as of June 30, 1998.

         The estimated fair value of the funded portion of the New Credit Facility was approximately $490.1 million and is based on quoted market prices, as of June 30, 1998.


SENIOR SUBORDINATED NOTES

         The 9 -3/4% senior subordinated notes mature on August 1, 2007. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 1998. The Company incurred debt issuance costs of $4,500,000 in connection with the senior subordinated notes. These issuance costs have been deferred and are being amortized over the life of the notes.

         The estimated fair value of the senior subordinated notes as of June 30, 1998 was approximately $144.8 million and is based on quoted market prices.

SELLER NOTES PAYABLE

         In connection with certain acquisitions (see Note 5), the Company issued noninterest-bearing notes, the principal of which is primarily due upon settlement of contingent portions of the acquisition purchase price within a specified period subsequent to closing, generally not exceeding one year from the acquisition date. Contingencies typically pertain to actual amounts of monthly maintenance contract revenues acquired and prepaid contract liabilities assumed in comparison to amounts estimated in acquisition agreements. The Company imputes interest, based upon market rates, for long-term, non-interest-bearing obligations.

         During 1997, the Company issued a secured note payable to the seller for the purchase of repairable parts in the original amount of $1,854,000. The note accrues interest at an interest rate of approximately 8%, and requires quarterly payments of principal and interest of approximately $273,000 until maturity in December 1998.

REVOLVING CREDIT LOANS - 1997 AND PRIOR

         On October 20, 1995, in connection with the BABSS acquisition (see Note
5) the Company entered into a Credit Agreement which provided for a term loan (the "1995 Term Loan") of $230,000,000 and a revolving credit facility of up to a maximum of $30,000,000. The 1995 Term Loan provided for 19 equal quarterly principal payments of $10,000,000 to be due and payable on the last day of each calendar quarter commencing December 31, 1995 with a final payment due on September 30, 2000. Loans under the revolving credit facility were to mature on September 30, 2000. Interest on the 1995 Term Loan and the revolving credit facility were at varying rates based, at the Company's option, on the Eurodollar rate or the Alternative Base Rate (NationsBanc prime rate), plus the Applicable Margins. Margins were based on the ratio of Total Funded Debt to EBITDA; the Eurodollar Margin ranged from 1.75% to 2.5%, while the Alternative Base Rate Margin ranged from 0.5% to 1.25%.

         In April 1996, the Company completed an initial public offering. The Company used a portion of the proceeds to repay approximately $70 million of the 1995 Term Loan.

         Also in April 1996, the Company converted the 1995 Term Loan and the existing $30 million Revolving Credit Facility into a $225 million variable rate, unsecured revolving credit facility ("the 1996 Revolving Credit Facility"). During fiscal 1997, the 1996 Revolving Credit Facility commitment was increased to $300 million, in connection with the acquisition of certain contracts and assets. The 1996 Revolving Credit Facility was at floating interest rates, based either on the LIBOR or prime rate, in either case plus an Applicable Margin, at the Company's option. As of June 30, 1997, the applicable rate was LIBOR plus .75% or approximately 6.5%. To offset the variable rate characteristics of the borrowings, the Company entered into interest rate swap agreements with two banks resulting in fixed interest rates of 5.4% on $40.0 million notional principal amount through December 1997 and 5.5% on another $40.0 million notional principal amount through December 1998. During fiscal 1997, the Company terminated these swap agreements, resulting in an insignificant gain which has been deferred to the first quarter of fiscal 1998, when the debt instruments were terminated.

INTEREST RATE RISK MANAGEMENT

         The use of interest rate risk management instruments, such as Swaps and Collars, is required under the terms of the New Credit Facility. The Company manages interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest rate amounts calculated by reference to an agreed-upon notional principal amount. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

         The following table summarizes the terms of the Company's existing Swaps and Collars as of June 30, 1998:

                               Notional Amount           Maturities          Average Interest Rate    Estimated Fair Value
                               ---------------           ----------          ---------------------    --------------------
Variable to Fixed Swaps         $ 110,000,000            2000 - 2001                 6.0%                  $ (686,605)
Collars                         $ 125,000,000               2000                  5.7% - 6.7%              $ (537,737)

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps and Collars represent an integral part of the Company's interest rate risk management, their incremental effect on interest expense for the year ended June 30, 1998 was not significant.

10.  INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                                    YEARS ENDED JUNE 30,
                                             1998            1997            1996
                                             ----            ----            ----
                                                        (IN THOUSANDS)
Current:
  Federal                                  $ (8,209)       $ 10,909        $  2,892
  State                                         100           3,616           1,595
  Foreign                                      (372)          1,080             548
Deferred:
  Federal                                    (6,315)          6,460           8,945
  State                                        (603)             16             641
  Foreign                                       612            (113)           (751)
                                           --------        --------        --------
Provision (benefit) for income taxes       $(14,787)       $ 21,968        $ 13,870
                                           ========        ========        ========

      The tax effects of temporary differences consisted of the following:

                                                                  JUNE 30,
                                                           1998             1997
                                                           ----             ----
                                                               (IN THOUSANDS)
Gross deferred tax assets:
  Accounts receivable                                    $  7,869        $  4,771
  Inventory                                                 2,819           2,195
  Accrued expenses                                          6,348           7,000
  Unused leases                                              (277)            390
  Fixed assets                                              1,714            --
  Intangibles                                              17,049           6,196
  Other                                                     1,298            --
  Operating loss carryforwards                             52,278           4,868
  Tax credit carryforwards                                  2,969           1,670
                                                         --------        --------

Gross deferred tax assets                                  92,067          27,090
Valuation allowance                                       (53,804)           --
                                                         --------        --------
Gross deferred tax assets less valuation allowance         38,263          27,090

Gross deferred tax liabilities:
  Repairable spare parts                                  (13,893)         (8,918)
  Fixed assets                                               --              (108)
                                                         --------        --------
 Gross deferred tax liabilities                           (13,893)         (9,026)
                                                         --------        --------
Net deferred tax asset                                   $ 24,370        $ 18,064
                                                         ========        ========



      Net operating loss and minimum tax credit carryforwards available at
                  June 30, 1998 expire in the following years:

                                AMOUNT    YEAR OF EXPIRATION
                                      (IN THOUSANDS)

Federal operating losses       $127,215        2006-2013
State operating losses          109,910        1999-2013
Foreign operating losses          4,008        1999-2005
Investment tax credit               134             2004
Minimum tax credit                2,835       INDEFINITE

         A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1998, 1997 and 1996 to income before income taxes, and the actual provision (benefit) for income taxes follows:

                                                                                      1998          1997             1996
                                                                                      ----          ----             ----

Federal income tax provision at statutory tax rate                                  (35.0%)        35.0%          35.0%
State income taxes, net of federal income tax provision                              (3.8)          5.0            4.6

Foreign income taxes                                                                 (0.4)          0.4
Unused lease credit
Benefit of operating loss carryforward                                                                            (0.8)
Change in valuation allowance                                                        30.0                         (1.4)
Other                                                                                 2.4           1.0            2.6
                                                                                     ----           ---           ----

Actual income tax provision (benefit)
  effective tax rate                                                                 (6.8%)        41.4%          40.0%
                                                                                      =====        =====          =====

         As a result of the Company's merger with Quaker on August 7, 1997 (see
Note 3), an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for Federal income tax purposes, net operating loss and tax credit carryforwards of approximately $27.6 million arising prior to the ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $9.0 million per annum. The federal, state and foreign net operating loss carryforwards expire in varying amounts between 1999 and 2013.

         The Company recorded a valuation allowance of $53,804,000 during the year ended June 30, 1998. The valuation allowance reduces the gross deferred tax assets to the level where management believes that it is more likely than not that the tax benefit will be realized. The ultimate realization of deferred tax benefits is dependant upon the generation of future taxable income during the periods in which the temporary differences become deductable.

         DecisionOne Corporation is a wholly owned subsidiary of Holdings and is included in Holdings' consolidated tax returns. DecisionOne Corporation participates in a tax sharing agreement with Holdings, whereby consolidated income tax expense or benefit, is allocated to the Company.

11.  OTHER LIABILITIES

         Other (noncurrent) liabilities consisted of the following:

                                         JUNE 30,
                                    1998         1997
                                    ----         ----
                                      (IN THOUSANDS)

Accrued severance                  $2,973       $2,756
Other noncurrent liabilities        2,823        3,323
                                   ------       ------
                                   $5,796       $6,079
                                   ======       ======

         Accrued severance reflects the actuarial determined liability for the separation of employees who are entitled to severance benefits under pre-existing separation pay plans.

         Other noncurrent liabilities include deferred operating lease liabilities related to scheduled rent increases, recorded in accordance with the provisions of SFAS No. 13, Accounting for Leases. Also included in other noncurrent liabilities are provisions relating to various tax matters and unutilized lease losses.

12.  LEASE COMMITMENTS

         The Company conducts its operations primarily from leased warehouses and office facilities and uses certain computer, data processing and other equipment under operating lease agreements expiring on various dates through 2005. The future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year for the five years succeeding June 30, 1998 and thereafter are as follows (in thousands):

      1999       $18,688
      2000        15,123
      2001        11,525
      2002         7,708
      2003         5,712
Thereafter         6,771
                 -------
                 $65,527
                 =======

Rental expense amounted to approximately $19,379,000, $17,367,000, and $13,149,000,for the fiscal years ended 1997, 1996 and 1995, respectively.

13.  RETIREMENT PLANS

         The Company maintains a 401(k) plan for its employees. Under this plan, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plan. The Company's contribution to this plan for fiscal 1998 was $1,012,563. A similar plan exists for former employees of an acquired company for which eligibility and additional contributions were frozen in September 1988.

         In addition, the Company assumed the liability of the defined benefit pension plan applicable to employees of a company acquired in 1986. The eligibility and benefits were frozen as of the date of the acquisition.

         Pension expense for the defined benefit pension plan was computed as follows:

                                             YEAR ENDED JUNE 30,
                                      ---------------------------------
                                      1998           1997          1996
                                      ----           ----          ----
                                               (IN THOUSANDS)
Interest cost                       $   611        $   521        $   495
Actual return on plan assets         (1,506)          (409)          (449)
Net amortization and deferral         1,128              9             72
                                    -------        -------        -------
Periodic pension costs              $   233        $   121        $   118
                                    =======        =======        =======

         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for 1998 and 7.5% for 1997 and 1996. The expected long-term rate of return on assets was 8.5% for 1998, 1997 and 1996. The mortality table used for 1998 was the 1983 Group Annuity Mortality Table for Males and Females and the mortality table used for 1997 and 1996 was the UP-1984 Unisex Mortality Table.

         The following table sets forth the funded status of the frozen pension plan as of May 1, 1998 and 1997:

                                                   1998           1997
                                                   ----           ----
                                                     (IN THOUSANDS)
Accumulated benefits (100% vested)               $ 9,155        $ 7,290
Fair value of plan assets                          7,857          6,128
                                                 -------        -------
     Unfunded projected benefit obligation         1,298          1,162
Unrecognized net loss                              2,390          1,873
Unrecognized net transition obligation               438            470
Adjustment to recognized minimum liability        (2,828)        (2,343)
                                                 -------        -------

Accrued pension costs                            $ 1,298        $ 1,162
                                                 =======        =======

14.  EMPLOYEE SEVERANCE AND UNUTILIZED LEASE COSTS

         During the second quarter of fiscal 1997, in connection with the Memorex Telex acquisition (see Note 5), the Company recorded a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses ("exit costs"), primarily associated with duplicate facilities to be closed. The $3.4 million charge, recorded in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 1997.

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

         See Note 11 for further information regarding accrued severance and unutilized lease losses.

15.  COMMITMENTS AND CONTINGENT LIABILITIES

         The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect to four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to a fifth, related site, but has not received any other communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean-up costs. The Company originally estimated that its share of the costs of the clean-up of one of these sites would be approximately $500,000 which is accrued in the accompanying consolidated balance sheets as of June 30, 1998 and 1997. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's alleged predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

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

         During the year ended June 30, 1998, DecisionOne Corporation declared and paid dividends of $244,000,000 to DecisionOne Holdings Corp.

16.  RELATED PARTY TRANSACTIONS

         In connection with the Quaker Merger (See Note 3), DecisionOne Corporation made a loan to DecisionOne Holdings Corp. for $59,100,000 which was used to finance the merger. The subordinated promissory note accrues interest at an annual interest rate of 8 -1/4%. Interest and principal are both due upon maturity in August 2010. Interest income recorded by DecisionOne Corporation and interest expense recorded by DecisionOne Holdings Corp. was approximately $4,381,000 in fiscal 1998.
         During the year ended June 30, 1998, DecisionOne Corporation declared and paid dividends of $244,000,000 to DecisionOne Holdings Corp.

         During the year ended June 30, 1998, the Company paid the DLJ Group approximately $500,000 for financial advisory services.

         Prior to 1994, the Company entered into an agreement to purchase printer products from Genicom Corporation (Genicom). The Company and Genicom were under common ownership prior to the August 7, 1997 Merger. Purchases from Genicom for the period July 1, 1997 through August 7, 1997 were approximately $121,000. Purchases from Genicom for the years ended June 30, 1997 and 1996 were approximately $472,000 and $1,512,000, respectively. Accounts payable to Genicom amounted to approximately $0 and $30,000 as of June 30, 1998 and 1997, respectively.

         During the year ended June 30, 1996, the Company paid approximately $125,000 for expense reimbursements to certain shareholders for services rendered in connection with an acquisition in 1988. The amount was accrued for in prior years.


17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of the unaudited quarterly financial information for the fiscal years ended 1998 and 1997:

                                               QUARTER ENDED
                                               -------------
                      SEPT. 30 (1),       DEC. 31,        MARCH 31,       JUNE 30 (2),
                      -------------       --------        ---------       ------------
                                            (DOLLARS IN THOUSANDS)
1998
Revenues                $ 202,264        $ 200,075        $ 200,910        $ 202,468
Gross profit               44,819           46,769           47,747           52,576
Net loss                  (57,117)          (6,625)          (8,033)         (99,866)
Proforma net loss            (824)          (6,625)          (8,033)         (95,875)


                                                 QUARTER ENDED
                                                 -------------
                        SEPT. 30,         DEC. 31 (3),       MARCH 31,    JUNE 30 (2),
                        ---------         ------------       ---------    ------------
                                            (DOLLARS IN THOUSANDS)
1997
Revenues                $176,426           $191,253          $205,070       $213,201
Gross profit              41,861             47,642            53,822         58,332
Net income                 5,455              4,954             9,507         11,168


(1) Net loss for the first quarter of 1998 includes $69.0 million of pre-tax merger expenses (See Note 3).

(2) Net loss for the fourth quarter of 1998 includes $87.5 million of pre-tax loss on asset sales and disposals and a $12.3 million pre-tax special charge to the provision for uncollectible receivables (See Note
         4).

(3) Net income for the second quarter of 1997 includes a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses, primarily associated with duplicate facilities to be closed in connection with the Memorex Telex acquisition (see Note 16).

                                                                      SCHEDULE I


                           DECISIONONE HOLDINGS CORP.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                              (PARENT COMPANY ONLY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 30, 1998    JUNE 30, 1997
                                                                                    -------------    -------------
ASSETS

   Current assets                                                                     $   1,519          $ -- --
   Other assets                                                                           3,896            -- --
   Investments in equity of subsidiaries                                                  -- --          214,888
                                                                                      ---------        ---------
Total assets                                                                          $   5,415        $ 214,888
                                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   Investment in deficit of subsidiaries                                              $ 204,468          $ -- --
   Senior discount debentures                                                            92,246            -- --
   Intercompany loan and payables                                                        69,867            -- --
   Other liabilities                                                                        440            -- --
   Preferred stock, no par value; authorized 5,000,000 shares; none outstanding
   Common stock, $.01 par value; authorized 100,000,000 shares; issued and
      outstanding 12,584,219 shares in 1998 and 27,817,832 shares in 1997                   126              278
   Additional paid-in capital                                                           242,181          258,331
   Accumulated deficit                                                                 (601,195)         (42,432)
   Other                                                                                 (2,718)          (1,289)
                                                                                      ---------        ---------

Total shareholders' equity (deficit)                                                   (361,606)         214,888
                                                                                      ---------        ---------

Total liabilities and shareholders' equity (deficit)                                  $   5,415        $ 214,888
                                                                                      =========        =========



                  See notes to condensed financial information.

                                                                      SCHEDULE I


                           DECISIONONE HOLDINGS CORP.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS
                              (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)



                                                                            YEARS ENDED JUNE 30,
                                                                            --------------------
                                                                    1998             1997             1996
                                                                   ----              ----             ----
Equity in net income (loss) of subsidiaries                      $(171,641)       $  31,084       $  18,862
Interest expense, net of interest income of $1,210 in 1998          12,479               --              --

                                                                 ---------        ---------       ---------
Income (loss) before provision (benefit) for income taxes         (184,120)          31,084          18,862


Provision (benefit) for income taxes                                  (990)            --              --
                                                                 ---------        ---------       ---------

Net income (loss)                                                $(183,130)       $  31,084       $  18,862
                                                                 =========        =========       =========

                  See notes to condensed financial information.

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                              (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED JUNE 30,
                                                                         ---------------------------------------------
                                                                             1998            1997            1996
                                                                             ----            ----            ----
Operating Activities:
     Equity in net income (loss) of subsidiary                         $(171,641)       $  31,084        $  18,862
     Other adjustments, net                                              172,851          (31,084)         (17,462)
                                                                       ---------        ---------        ---------
           Net cash provided by operating activities                       1,210             --              1,446
                                                                       ---------        ---------        ---------

Investing Activities - contribution to capital of subsidiaries              --               (439)        (142,090)
                                                                       ---------        ---------        ---------

Financing Activities:
     Proceeds from issuance of common stock                              226,583             --               --
     Proceeds from issuance of senior discount debentures                 79,723             --               --
     Proceeds from related party loans                                    69,617             --               --
     Issuance of warrants                                                  1,880              439          110,698
     Recapitalization                                                   (621,803)            --               --
     Dividends received from subsidiary                                  244,000             --               --
     Issuance of preferred stock                                            --               --             31,392
     Preferred stock dividends                                              --               --             (1,446)
                                                                       ---------        ---------        ---------
          Net cash provided by financing activities                         --                439          140,644
                                                                       ---------        ---------        ---------

     Net change in cash                                                    1,210             --               --

     Cash, beginning of year                                                --               --               --
                                                                       ---------        ---------        ---------
     Cash, end of year                                                 $   1,210        $    --          $    --
                                                                       =========        =========        =========


                  See notes to condensed financial information.

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)

1.  BASIS OF PRESENTATION

         The accompanying condensed financial statements include the accounts of DecisionOne Holdings Corp. (the Parent) and on an equity basis its subsidiaries and should be read in conjunction with the consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") and the notes thereto.

2.  SENIOR DISCOUNT DEBENTURES

         The Company received net proceeds of $85,003,520 from the sale of $148,400,000 principal amount at maturity of its 11 1/2% senior discount debentures due 2008. The debentures accrete at a rate of 11 1/2% per annum, compounded semi-annually, to an aggregate principal amount at maturity of $148,400,000 by August 1, 2002. Commencing on February 1, 2003, cash interest on the debentures will be payable, semi-annually in arrears on each February 1 and August 1. The Company incurred debt issuance costs of $3,400,141 in connection with the senior discount debentures. These costs have been deferred and are being amortized to interest expense over the life of the debentures.

3.  RELATED PARTY TRANSACTIONS

         In connection with the Quaker Merger (See Note 3), DecisionOne Corporation made a loan to DecisionOne Holdings Corp. for $59,100,000 which was used to finance the merger. The subordinated promissory note accrues interest at an annual interest rate of 8 1/4%. Interest and principal are both due upon maturity in August 2010. Interest income recorded by DecisionOne Corporation and interest expense recorded by DecisionOne Holdings Corp. was approximately $4,381,000 in fiscal 1998.

         During the year ended June 30, 1998, DecisionOne Corporation declared and paid dividends of $244,000,000 to DecisionOne Holdings Corp.

4.  INCOME TAXES

         The Parent and its wholly owned subsidiaries file a consolidated tax return. The Parent participates in a tax sharing agreement with the consolidated group whereby consolidated income tax expense or benefit is allocated to the Parent.

SCHEDULE II

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                             DECISIONONE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                         ADDITIONS
                                                                         ---------
                                              BALANCE AT         CHARGES TO     CHARGES TO                       BALANCE AT
                                             BEGINNING OF         CORP. AND      OTHER                             END OF
DESCRIPTION                                     PERIOD            EXPENSES      ACCOUNTS          DEDUCTIONS       PERIOD
-----------                                     ------            --------      --------          ----------       ------
Year Ended June 30, 1996:
Accounts receivable
Allowance for uncollectible accounts             $ 6,616                         $ 3,434          $  (470)(a)     $ 9,580
Consumable parts--
     Allowance for Obsolescence                  $11,788            $1,171       $10,193 (b)      $(3,615)        $19,537
Year Ended June 30, 1997:
Accounts Receivable--
Allowance for uncollectible accounts             $ 9,580            $7,848        $1,593 (b)      $(4,152)(a)     $14,869
Consumable parts--
     Allowance for Obsolescence                  $19,537            $2,554        $3,849 (b)      $(9,964)        $15,976
Year Ended June 30, 1998:
Accounts Receivable--
   Allowance for uncollectible accounts          $14,869            $3,170       $12,345 (c)      $(7,812)(a)     $22,572
Consumable parts--
     Allowance for Obsolescence                  $15,976            $7,000              --       $(13,705)         $9,271


(a) Amount primarily represents net recoveries (write-offs) during the year.

(b) Amount primarily represents allowance recorded as a result of acquisitions during the year.

(c) Amount represents a special charge as a result of changes in management's estimates used to assess the adequacy of the receivable allowance.