Form 10-Q
period 1999-03-31
DECISIONONE CORP /DE
filed 1999-05-17
CIK 1040354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       March 31, 1999
                                        ----------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                       ----------------  ---------------

                         Commission File Number  0-28090
                                               -----------

                           DECISIONONE HOLDINGS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               13-3435409
 ---------------------------------        ------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)

                        Commission File Number  333-28411
                                              -------------

                             DECISIONONE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    23-2328680
--------------------------------           ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

50 East Swedesford Road, Frazer, Pennsylvania               19355
---------------------------------------------             ----------
  (Address of principal executive offices)                (Zip Code)


        Registrants' telephone number, including area code  (610) 296-6000
                                                          ------------------

Indicate by check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of April 30, 1999, 12,564,485 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

DecisionOne Corporation meets the requirements set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                           DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES AND
                               DECISIONONE CORPORATION AND SUBSIDIARIES
                                        FORM 10-Q MAY 17, 1999

                                               CONTENTS
                                               --------
                                                                                             Page No.
                                                                                             --------
PART I          FINANCIAL INFORMATION

           Item 1.    Condensed Consolidated Financial Statements of
                      DecisionOne Holdings Corp. and Subsidiaries:

                      Condensed Consolidated Balance Sheets -
                      March 31, 1999 and June 30, 1998
                      (unaudited)                                                                 2

                      Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Loss) - Three and Nine Months
                      Ended March 31, 1999 and 1998 (unaudited)                                   3

                      Condensed Consolidated Statements of
                      Cash Flows - Nine Months Ended
                      March 31, 1999 and 1998 (unaudited)                                         4

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited)                                                      5

                      Condensed Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries:

                      Condensed Consolidated Balance Sheets -
                      March 31, 1999 and June 30, 1998
                      (unaudited)                                                                10

                      Condensed Consolidated Statements of Operations
                      and Comprehensive Income (Loss) - Three and Nine Months
                      Ended March 31, 1999 and 1998 (unaudited)                                  11

                      Condensed Consolidated Statements of
                      Cash Flows - Nine Months Ended
                      March 31, 1999 and 1998 (unaudited)                                        12

                      Notes to Condensed Consolidated
                      Financial Statements (unaudited)                                           13

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations - Three and Nine Months Ended
                      March 31, 1999 and 1998.                                                   18

           Item 3.    Quantitative and Qualitative Disclosure
                      About Market Risk.                                                         31

PART II         OTHER INFORMATION                                                                32

                                DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                                   Condensed Consolidated Balance Sheets
                                                (Unaudited)
                                  (In Thousands, Except Number of Shares)


                                                                                    MARCH 31,      JUNE 30,
ASSETS                                                                                 1999          1998
                                                                                    ---------    ----------
Current Assets:
  Cash and cash equivalents                                                         $  35,148    $   6,415
  Accounts receivable, net of allowances of $19,514 and $22,572                       109,412      114,082
  Consumable parts, net of allowances of $10,328 and $9,271                            20,093       23,097
  Prepaid expenses and other assets                                                    25,437       28,106
                                                                                     --------     --------
     Total current assets                                                             190,090      171,700


Repairable parts, net of accumulated amortization of $155,803 and $135,277            141,327      142,446
Property and equipment, net of accumulated depreciation
     of $37,445 and $39,829                                                            31,227       29,095
Intangibles, net of accumulated amortization of $77,700 and $60,827                   134,848      154,029
Other assets                                                                           27,593       44,717
                                                                                    ---------    ---------

Total Assets                                                                        $ 525,085    $ 541,987
                                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Current portion of debt                                                           $ 787,024    $  13,311
  Accounts payable and accrued expenses                                               106,793      101,851
  Deferred revenues                                                                    37,593       40,758
  Income taxes and other liabilities                                                    8,499       10,925
                                                                                     --------     --------
     Total current liabilities                                                        939,909      166,845

Debt                                                                                      833      731,012

Other Liabilities                                                                       7,574        5,736

Shareholders' Deficit:

  Preferred stock, $.01 par value; authorized 15,000,000 shares;
     none outstanding                                                                      --           --
  Common stock, $.01 par value; authorized 30,000,000 shares;
     issued and outstanding 12,564,485 and 12,584,219 shares                              126          126
  Additional paid-in capital                                                          242,181      242,181
  Accumulated deficit                                                                (662,317)    (601,195)
  Accumulated other comprehensive loss                                                 (3,221)      (2,718)
                                                                                     --------     --------

     Total shareholders' deficit                                                     (423,231)    (361,606)
                                                                                    ---------    ---------

Total Liabilities and Shareholders' Deficit                                         $ 525,085    $ 541,987
                                                                                    =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                   (UNAUDITED)
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           MARCH 31,                           MARCH 31,
                                                   ------------------------             -----------------------
                                                     1999            1998                 1999           1998
                                                   --------        --------             --------       --------
Revenues                                           $176,005        $200,910             $557,066       $603,249

Cost of Revenues                                    143,471         153,163              442,732        463,914

                                                   --------        --------             --------       --------
Gross Profit                                         32,534          47,747              114,334        139,335

Operating Expenses:
  Selling, general and administrative expenses       30,152          35,263               97,883         94,486
  Amortization of intangibles                         6,715           6,861               20,220         20,007
  Merger expenses                                        --              --                   --         69,046
                                                   --------        --------             --------       --------
     Total operating expenses                        36,867          42,124              118,103        183,539

                                                   --------        --------             --------       --------
Operating Income (Loss)                              (4,333)          5,623               (3,769)       (44,204)

Interest Expense, Net of Interest Income             20,148          18,554               57,353         48,707
                                                   --------        --------             --------       --------

Loss Before Income Taxes                            (24,481)        (12,931)             (61,122)       (92,911)

Benefit for Income Taxes                                 --          (1,937)                  --        (13,572)
                                                   --------        --------             --------       --------

Net  Loss                                          $(24,481)       $(10,994)            $(61,122)      $(79,339)
                                                   --------        --------             --------       --------

Other Comprehensive Income (Loss), Net of Tax:
  Foreign Currency Translation Adjustments               84             130                 (244)          (154)
  Pension Liability Adjustment                           --              --                 (259)            --
                                                   --------        --------             --------       --------

Comprehensive Loss                                 $(24,397)       $(10,864)            $(61,625)      $(79,493)
                                                   ========        ========             ========       ========


Basic Loss per Common Share                        $  (1.95)       $     --             $  (4.86)      $     --

Weighted Average Number of Common Shares
    Outstanding                                      12,573              --               12,581             --

Pro Forma Information - See Note 2:
------------------------------------
     Pro Forma Net Loss                            $     --        $(10,994)            $     --       $(24,185)

     Pro Forma Net Loss Per Common Share           $     --        $  (0.87)            $     --       $  (1.93)

Pro Forma Weighted Average Number of
    Common Shares Outstanding                            --          12,585                   --         12,532

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

                                     DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                    (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                ------------------------------------
                                                                                   1999                      1998
                                                                                --------                   ---------
Operating Activities:

    Net loss                                                                    $(61,122)                  $(79,339)

    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
          Amortization of repairable parts                                        62,103                     59,955
          Amortization of intangibles                                             20,220                     20,007
          Depreciation                                                            10,615                     11,785
          Changes in assets and liabilities, net of effects of acquisitions       25,659                    (23,818)
                                                                                --------                   --------

          Net cash provided by (used in) operating activities                     57,475                    (11,410)

Investing Activities:

      Capital expenditures                                                       (14,729)                    (7,039)
      Repairable spare parts purchases, net                                      (60,852)                   (61,830)
      Acquisitions of companies and contracts                                     (2,793)                    (9,369)
      Proceeds from sales of assets                                               14,108                         --
                                                                                --------                   --------

          Net cash used in investing activities                                  (64,266)                   (78,238)

Financing Activities:

      Proceeds from issuance of common stock  in connection
          with recapitalization                                                       --                    226,583
      Redemption of common stock in connection with recapitalization                  --                   (609,654)
      Redemption of common stock warrants in connection with
          recapitalization                                                            --                    (12,149)
      Issuance of common stock warrants                                               --                      1,880
      Net proceeds from borrowings                                                36,140                    482,910
      Other, net                                                                    (616)                    (1,709)
                                                                                --------                   --------

          Net cash provided by financing activities                               35,524                     87,861

                                                                                --------                   --------

Net change in cash and cash equivalents                                           28,733                     (1,787)

Cash and cash equivalents, beginning of period                                     6,415                     10,877
                                                                                --------                   --------

Cash and cash equivalents, end of period                                        $ 35,148                   $  9,090
                                                                                ========                   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1998 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Certain reclassifications have been made in order to conform with the March 31, 1999 presentation.


NOTE 2:  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

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

In connection with the merger, the Company raised $85 million through the public issuance of senior discount debentures (the "11 1/2% Notes"), in addition to publicly issued senior subordinated notes for approximately $150 million (the "9 3/4% Notes"). The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Company common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company incurred various expenses, totaling approximately $69.0 million on a pre-tax basis, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs are being charged to interest expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information for the nine month period ended March 31, 1998, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future. Historical earnings per share data is not presented because it would not be meaningful.

                                                            (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
PRO FORMA INCOME STATEMENT INFORMATION:                                   1998
                                                                          ----
Revenues ......................................................        $603,249
Operating Income ..............................................          24,842
Loss from Continuing Operations Before Income Tax Benefit......         (28,975)
Net Loss ......................................................         (24,185)
Net Loss per Common Share .....................................        $  (1.93)
Weighted Average Shares of Common Stock Outstanding ...........          12,532

The pro forma net loss for the nine month period ended March 31, 1998, reflects
(1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $8.8 million, including the effect of valuation allowances against certain deferred tax assets.

Pro forma weighted average common shares outstanding includes 12,499,979 shares outstanding immediately subsequent to the merger on August 7, 1997, in addition to shares subsequently issued and outstanding.

NOTE 3:  RESTRUCTURING PLAN

The Company has continued to experience declining trends in revenues, earnings and EBITDA for the three and nine-month periods ended March 31, 1999 compared to the corresponding periods ended March 31, 1998. The declining trends principally result from lower sales of new service contracts, contracted base erosion, and minimal growth from acquisitions.

As previously announced, on January 28, 1999, the Company initiated a corporate restructuring plan ("Restructuring Plan") intended to restore revenue growth and improve financial performance. The Restructuring Plan included the following key components: (i) focusing on all aspects of the Company's operations - from sales through service delivery - on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and
(iii) financial structure changes, including an additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation by DLJMB, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999.

In connection with the above corporate restructuring plan, involuntary and voluntary workforce reductions exceeded 800 employees during the third quarter of fiscal 1999. As a result, the Company realized labor cost savings in excess of $5 million during the third quarter. The workforce reductions will decrease employment costs in excess of $30 million annually. The Company is on schedule to achieve its $40 million annual cost reduction target.

NOTE 4:  DEBT

During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility to revise certain financial performance measurements. The amended New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended New Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver Agreement") pursuant to which the Company's senior lenders agreed to waive financial covenants in the amended New Credit Facility through July 29, 1999. These waivers cover the quarters ending December 31, 1998, March 31, 1999 and June 30, 1999.

Without these waivers, the Company would not be in compliance with certain financial covenants under the amended New Credit Facility. The Waiver Agreement requires the Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limits the additional borrowings available to the Company under its revolver to $10 million, and generally, requires that interest payments on loans must be made monthly. In connection with the Waiver Agreement, the Company incurred waiver fees of approximately $4.3 million, which are being amortized as interest expense through July 1999.

On January 27, 1999, the Company's principal shareholder, DLJMB, and certain of its affiliates, purchased $7.3 million of unsecured 14% Senior Notes (the "14% Notes") due 2006 in DecisionOne Corporation. The proceeds of the 14% Notes were used for general corporate purposes.

The Company met the required March 31, 1999 financial covenants contained in the Waiver Agreement. The Company anticipates that it will engage in discussions with its lenders regarding additional amendments, waivers or a restructuring of the amended New Credit Facility by July 29, 1999. However, the Company has not engaged in any such discussions and does not have any agreement with any lenders participating in the amended New Credit Facility with respect to any amendments, waivers, or restructuring beyond July 29, 1999. If the Company is unable to obtain amendments, waivers or a restructuring beyond July 29, 1999, amounts outstanding under the amended New Credit Facility could be declared due and payable because of the resulting defaults. The Company has therefore classified all amounts outstanding under the amended New Credit Facility as current as of March 31, 1999. If amounts outstanding under the amended New Credit Facility are declared to be due and payable because of a default, holders of the 11 1/2% Notes, the 9 3/4% Notes and the 14% Notes would be permitted to declare such notes to be immediately due and payable. The Company has therefore classified all amounts outstanding under the 11 1/2% Notes, the 9 3/4% Notes and the 14% Notes as current as of March 31, 1999. In addition, if amounts outstanding under the amended New Credit Facility are declared to be due and payable because of a default, or if the lenders under the amended New Credit Facility deliver a notice to the trustee for the 9 3/4% Notes that a default exists under the amended New Credit Facility, the Company will be prohibited from making the August 1, 1999 interest payment or any other payments on its 9 3/4% Notes.

In connection with any further amendments, waivers or a restructuring of the amended New Credit Facility, the Company could be required to restructure its operations, sell assets, and/or issue additional capital or debt securities. Any issuance of equity securities would likely be highly dilutive to existing shareholders. Furthermore, any increase in the Company's debt service requirements or any further reduction in amounts available for borrowings under the amended New Credit Facility could significantly affect the Company's ability to fund capital expenditures, acquisitions, and working capital. Management believes that it can be successful in obtaining additional amendments, waivers or a restructuring of the amended New Credit Facility. However, there can be no assurance that the amended New Credit Facility will be renegotiated on terms acceptable to the Company. Currently, the Company does not have in place any alternative sources of liquidity if the Company cannot reach agreement in respect of the amended New Credit Facility beyond July 29, 1999.

On August 1, 1999, interest payments of approximately $7.3 million and $0.5 million will become due on the Company's 9 3/4% Notes and 14% Notes, respectively. In connection with any further amendments, waivers or restructuring of the amended New Credit Facility, the lenders may seek to prohibit the Company from borrowing under the amended New Credit Facility, and from using its cash balances or operating cash flow, to make the August 1, 1999 interest payments. Unless the Company can obtain alternative sources of funds, it will be unable to make these interest payments. The Company does not currently have any alternative sources of funds available to it. If the Company fails to make these interest payments, the holders of the 9 3/4% Notes and 14% Notes would be permitted to declare such notes to be immediately due and payable. In addition, an event of default would arise under the amended New Credit Facility, giving those lenders the right to declare amounts outstanding under the amended New Credit Facility to be immediately due and payable.

If the Company is unable to obtain the necessary funds to make the August 1, 1999 interest payments, or is prohibited from making these payments, the Company may engage in discussions with holders of the 9 3/4% Notes and 14% Notes regarding alternatives for restructuring the Company's obligations under these notes. If any such holders or the lenders under the amended New Credit Facility were to take any actions to declare the Company's obligations to be immediately due and payable, it would be necessary for the Company to consider all available alternatives.

NOTE 5:  EMPLOYEE SEVERANCE

During the quarter ended December 31, 1998, the Company recorded a $3.5 million charge, included in selling, general and administrative expenses, for estimated future severance costs in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits ("SFAS No. 112"), which reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans, including employees separated under the Restructuring Plan (see Note 3 above). During the quarter ended March 31, 1999, the Company revised its estimate for future severance costs and recorded an additional $1.0 million charge.


NOTE 6:  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income, effective July 1, 1998. Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was ($24.4) million and ($10.9) million, respectively. Total comprehensive income (loss) for the nine months ended March 31, 1999 and 1998 was ($61.6) million and ($79.5) million, respectively. Total comprehensive income (loss) includes net income
(loss), foreign currency translation gains (losses) and pension liability adjustments for the periods presented.


NOTE 7:  INCOME TAXES

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Net deferred tax assets as of March 31, 1999 were approximately $25.4 million and are included in other assets in the accompanying balance sheet.

During the three and nine month periods ended March 31, 1999, the Company recorded additional net deferred tax assets of approximately $9.8 million and $23.2 million, respectively, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

                                        DecisionOne Corporation and Subsidiaries
                                          Condensed Consolidated Balance Sheets
                                                       (Unaudited)
                                                     (In Thousands)
                                                                                    March 31,           June 30,
ASSETS                                                                                1999                1998
                                                                                    ---------           ---------
Current Assets:
  Cash and cash equivalents                                                         $  33,975           $   5,205
  Accounts receivable, net of allowances of $19,514 and $22,572                       109,412             114,082
  Consumable parts, net of allowances of $10,328 and $9,271                            20,093              23,097
  Prepaid expenses and other assets                                                    22,391              27,797
                                                                                    ---------           ---------
     Total current assets                                                             185,871             170,181


Repairable parts, net of accumulated amortization of $155,803 and $135,277            141,327             142,446
Property and equipment, net of accumulated depreciation
     of $37,445 and $39,829                                                            31,227              29,095
Intangibles, net of accumulated amortization of $77,700 and $60,827                   134,848             154,029
Parent company loan receivable                                                         73,420              69,867
Other assets                                                                           26,603              40,821
                                                                                    ---------           ---------

Total Assets                                                                        $ 593,296           $ 606,439
                                                                                    =========           =========

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
  Current portion of debt                                                           $ 686,446           $  13,311
  Accounts payable and accrued expenses                                               106,293             101,351
  Deferred revenues                                                                    37,593              40,758
  Income taxes and other liabilities                                                    8,499              10,925
                                                                                    ---------           ---------
     Total current liabilities                                                        838,831             166,345

Debt                                                                                      833             638,766

Other Liabilities                                                                       7,574               5,796

Shareholder's Deficit:

  Common stock, no par value; one share authorized, issued
     and outstanding                                                                       --                  --
  Additional paid-in capital                                                           12,323              12,323
  Accumulated deficit                                                                (263,044)           (214,073)
  Accumulated other comprehensive loss                                                 (3,221)             (2,718)
                                                                                    ---------           ---------

     Total shareholder's deficit                                                     (253,942)           (204,468)
                                                                                    ---------           ---------

Total Liabilities and Shareholder's Deficit                                         $ 593,296           $ 606,439
                                                                                    =========           =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            DecisionOne Corporation and Subsidiaries
                        Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                                          (Unaudited)
                                                         (In Thousands)
                                                                Three Months Ended                    Nine Months Ended
                                                                    March 31,                             March 31,
                                                         -----------------------------           -----------------------------
                                                           1999                1998                1999                1998
                                                         ---------           ---------           ---------           ---------
Revenues                                                 $ 176,005           $ 200,910           $ 557,066           $ 603,249

Cost of Revenues                                           143,471             153,163             442,732             463,914
                                                         ---------           ---------           ---------           ---------
Gross Profit                                                32,534              47,747             114,334             139,335

Operating Expenses:
  Selling, general and administrative expenses              30,152              35,263              97,883              94,486
  Amortization of intangibles                                6,715               6,861              20,220              20,007
  Merger expenses                                               --                  --                  --              69,046
                                                         ---------           ---------           ---------           ---------
     Total operating expenses                               36,867              42,124             118,103             183,539
                                                         ---------           ---------           ---------           ---------
Operating Income (Loss)                                     (4,333)              5,623              (3,769)            (44,204)

Interest Expense, Net of Interest Income                    16,019              14,021              45,202              37,825
                                                         ---------           ---------           ---------           ---------

Loss Before Income Taxes                                   (20,352)             (8,398)            (48,971)            (82,029)

Benefit for Income Taxes                                        --                (365)                 --             (10,254)
                                                         ---------           ---------           ---------           ---------

Net Loss                                                 $ (20,352)          $  (8,033)          $ (48,971)          $ (71,775)
                                                         =========           =========           =========           =========

Other Comprehensive Income (Loss), Net of Tax :
  Foreign Currency Translation Adjustments                      84                 130                (244)               (154)
  Pension Liability Adjustment                                  --                  --                (259)                 --
                                                         ---------           ---------           ---------           ---------

Comprehensive Loss                                       $ (20,268)          $  (7,903)          $ (49,474)          $ (71,929)
                                                         =========           =========           =========           =========


Pro Forma  Information - See Note 2:
     Pro Forma Net Loss                                  $      --           $  (8,033)          $      --           $ (15,773)

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      DecisionOne Corporation and Subsidiaries
                                   Condensed Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                                   (In Thousands)
                                                                                           Nine months ended
                                                                                                March 31,
                                                                                      ------------------------------
                                                                                         1999                1998
                                                                                      ----------          ----------
Operating Activities:

     Net loss                                                                         $ (48,971)          $ (71,775)

     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
           Amortization of repairable parts                                              62,103              59,955
           Amortization of intangibles                                                   20,220              20,007
           Depreciation                                                                  10,615              11,785
           Changes in assets and liabilities, net of effects of acquisitions             13,480             (32,576)
                                                                                      ---------           ---------

           Net cash provided by (used in) operating activities                           57,447             (12,604)

Investing Activities:

       Capital expenditures                                                             (14,729)             (7,039)
       Repairable spare parts purchases, net                                            (60,852)            (61,830)
       Acquisitions of companies and contracts                                           (2,793)             (9,369)
       Proceeds from sales of assets                                                     14,108                  --
                                                                                      ---------           ---------

           Net cash used in investing activities                                        (64,266)            (78,238)

Financing Activities:

       Capital contributions                                                                 --                 349
       Payment of dividends to Parent                                                        --            (244,000)
       Loan from (made to) Parent                                                            65             (71,189)
       Net proceeds from borrowings                                                      36,140             403,187
       Other, net                                                                          (616)               (486)
                                                                                      ---------           ---------

           Net cash provided by financing activities                                     35,589              87,861
                                                                                      ---------           ---------
Net change in cash and cash equivalents                                                  28,770              (2,981)

Cash and cash equivalents, beginning of period                                            5,205              10,877
                                                                                      ---------           ---------

Cash and cash equivalents, end of period                                              $  33,975           $   7,896
                                                                                      =========           =========

                    DECISIONONE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS FOR THE THREE AND NINE MONTH PERIODS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp., herein called "Holdings") and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for presentation of financial position, results of operations and cash flows required by generally accepted accounting principles. The June 30, 1998 balance sheet was derived from the Company's audited consolidated financial statements. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations and cash flows. The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results to be expected for the full fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Certain reclassifications have been made in order to conform with the March 31, 1999 presentation.


NOTE 2:  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

On August 7, 1997, the Company and Holdings consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger between the Company, Holdings and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

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

In connection with the merger, Holdings raised $85 million through the public issuance of senior discount debentures (the "11 1/2% Notes"), in addition to publicly issued senior subordinated notes for approximately $150 million (the "9 3/4 % Notes") by the Company. The Company also entered into a new syndicated credit facility (the "New Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Company common stock by Quaker were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's existing revolving credit facility and to pay expenses incurred in connection with the merger.

As a result of the merger, the Company incurred various expenses, totaling approximately $69.0 million on a pre-tax basis, in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. In addition to these expenses, the Company and Holdings also incurred approximately $22.3 million of capitalized debt issuance costs (of which approximately $18.9 million were incurred by the Company) associated with the merger financing. These costs are being charged to interest expense over the terms of the related debt instruments.

The following summarized unaudited pro forma information for the nine month period ended March 31, 1998, assumes that the merger had occurred on July 1, 1997. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1997 or which may result in the future. Historical earnings per share data is not presented because it would not be meaningful.

                                                                              (IN THOUSANDS)
                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
PRO FORMA INCOME STATEMENT INFORMATION:                                            1998
                                                                                   ----
Revenues...................................................................      $603,249
Operating Income...........................................................        24,842
Loss from Continuing Operations Before Income Tax Benefit..................       (16,574)
Net Loss...................................................................       (15,773)

The pro forma net loss for the nine month period ended March 31, 1998, reflects
(1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $9.5 million, including the effect of valuation allowances against certain deferred tax assets.

NOTE 3:  RESTRUCTURING PLAN

The Company has continued to experience declining trends in revenues, earnings and EBITDA for the three and nine-month periods ended March 31, 1999 compared to the corresponding periods ended March 31, 1998. The declining trends principally result from lower sales of new service contracts, contracted base erosion, and minimal growth from acquisitions.

As previously announced, on January 28, 1999, the Company initiated a corporate restructuring plan ("Restructuring Plan") intended to restore revenue growth and improve financial performance. The Restructuring Plan included the following key components: (i) focusing on all aspects of the Company's operations - from sales through service delivery - on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and
(iii) financial structure changes, including an additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation by DLJMB, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999.

In connection with the above corporate restructuring plan, involuntary and voluntary workforce reductions exceeded 800 employees during the third quarter of fiscal 1999. As a result, the Company realized labor cost savings in excess of $5 million during the third quarter. The workforce reductions will decrease employment costs in excess of $30 million annually. The Company is on schedule to achieve its $40 million annual cost reduction target.


NOTE 4:  DEBT

During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility to revise certain financial performance measurements. The amended New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended New Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver Agreement") pursuant to which the Company's senior lenders agreed to waive financial covenants in the amended New Credit Facility through July 29, 1999. These waivers cover the quarters ending December 31, 1998, March 31, 1999 and June 30, 1999. Without these waivers, the Company would not be in compliance with certain financial covenants under the amended New Credit Facility. The Waiver Agreement requires the

Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limits the additional borrowings available to the Company under its revolver to $10 million, and generally, requires that interest payments on loans must be made monthly. In connection with the Waiver Agreement, the Company incurred waiver fees of approximately $4.3 million, which are being amortized as interest expense through July 1999.

On January 27, 1999, Holdings' principal shareholder, DLJMB, and certain of its affiliates, purchased $7.3 million of unsecured 14% Senior Notes (the "14% Notes") due 2006 in DecisionOne Corporation. The proceeds of the 14% Notes were used for general corporate purposes.

The Company met the required March 31, 1999 financial covenants contained in the Waiver Agreement. The Company anticipates that it will engage in discussions with its lenders regarding additional amendments, waivers or a restructuring of the amended New Credit Facility by July 29, 1999. However, the Company has not engaged in any such discussions and does not have any agreement with any lenders participating in the amended New Credit Facility with respect to any amendments, waivers, or restructuring beyond July 29, 1999. If the Company is unable to obtain amendments, waivers or a restructuring beyond July 29, 1999, amounts outstanding under the amended New Credit Facility could be declared due and payable because of the resulting defaults. The Company has therefore classified all amounts outstanding under the amended New Credit Facility as current as of March 31, 1999. If amounts outstanding under the amended New Credit Facility are declared to be due and payable because of a default, holders of the 9 3/4% Notes and the 14% Notes would be permitted to declare such notes to be immediately due and payable. The Company has therefore classified all amounts outstanding under the 9 3/4% Notes and the 14% Notes as current as of March 31, 1999. In addition, if amounts outstanding under the amended New Credit Facility are declared to be due and payable because of a default, or if the lenders under the amended New Credit Facility deliver a notice to the trustee for the 9 3/4% Notes that a default exists under the amended New Credit Facility, the Company will be prohibited from making the August 1, 1999 interest payment or any other payments on its 9 3/4% Notes.


In connection with any further amendments, waivers or a restructuring of the amended New Credit Facility, the Company could be required to restructure its operations, sell assets, and/or issue additional capital or debt securities. Any issuance of equity securities would likely be highly dilutive to existing shareholders. Furthermore, any increase in the Company's debt service requirements or any further reduction in amounts available for borrowings under the amended New Credit Facility could significantly affect the Company's ability to fund capital expenditures, acquisitions, and working capital. Management believes that it can be successful in obtaining additional amendments, waivers or a restructuring of the amended New Credit Facility.
However, there can be no assurance that the amended New Credit Facility will be renegotiated on terms acceptable to the Company. Currently, the Company does not have in place any alternative sources of liquidity if the Company cannot reach agreement in respect of the amended New Credit Facility beyond July 29, 1999.

On August 1, 1999, interest payments of approximately $7.3 million and $0.5 million will become due on the Company's 9 3/4% Notes and 14% Notes, respectively. In connection with any further amendments, waivers or restructuring of the amended New Credit Facility, the lenders may seek to prohibit the Company from borrowing under the amended New Credit Facility, and from using its cash balances or operating cash flow, to make the August 1, 1999 interest payments. Unless the Company can obtain alternative sources of funds, it will be unable to make these interest payments. The Company does not currently have any alternative sources of funds available to it. If the Company fails to make these interest payments, the holders of the 9 3/4% Notes and 14% Notes would be permitted to declare such notes to be immediately due and payable. In addition, an event of default would arise under the amended New Credit Facility, giving those lenders the right to declare amounts outstanding under the amended New Credit Facility to be immediately due and payable.

If the Company is unable to obtain the necessary funds to make the August 1, 1999 interest payments, or is prohibited from making these payments, the Company may engage in discussions with holders of the 9 3/4% Notes and 14% Notes regarding alternatives for restructuring the Company's obligations under these notes. If any such holders or the lenders under the amended New Credit Facility were to take any actions to declare the Company's obligations to be immediately due and payable, it would be necessary for the Company to consider all available alternatives.

NOTE 5:  EMPLOYEE SEVERANCE

During the quarter ended December 31, 1998, the Company recorded a $3.5 million charge, included in selling, general and administrative expenses, for estimated future severance costs in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits ("SFAS No. 112"), which reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans, including employees separated under the Restructuring Plan (see Note 3 above). During the quarter ended March 31, 1999, the Company revised its estimate for future severance costs and recorded an additional $1.0 million charge.


NOTE 6:  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and disclosure of comprehensive income, effective July 1, 1998. Total comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was ($20.3) million and ($7.9) million, respectively. Total comprehensive income (loss) for the nine months ended March 31, 1999 and 1998 was ($49.5) million and ($71.9) million, respectively. Total comprehensive income (loss) includes net income
(loss), foreign currency translation gains (losses) and pension liability adjustments for the periods presented.


NOTE 7:  INCOME TAXES

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Net deferred tax assets as of March 31, 1999 were approximately $24.4 million and are included in other assets in the accompanying balance sheet.

During the three and nine month periods ended March 31, 1999, the Company recorded additional net deferred tax assets of approximately $8.1 million and $18.3 million, respectively, principally due to the accumulation of additional temporary differences. The Company recorded a corresponding increase to the valuation allowance, due principally to the length of the period during which the anticipated tax benefits are expected to be realized.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998


         The following discussion should be read in conjunction with the audited Consolidated Financial Statements of DecisionOne Holdings Corp. and Subsidiaries, the audited Consolidated Financial Statements of DecisionOne Corporation and Subsidiaries, and the respective Notes thereto, filed with these registrants' Annual Report on Form 10-K for the fiscal year ended June 30, 1998.
Item 2, and 3 are presented with respect to both registrants noted above. (As used within Item 2, and 3, the term "Company" refers to DecisionOne Holdings Corp. and its wholly-owned subsidiaries, including DecisionOne Corporation, and the term "Holdings" refers to DecisionOne Holdings Corp.)

         The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, the significant indebtedness of the Company; the Company's ability to renegotiate the amended New Credit Facility; the ability of the Company to achieve the Restructuring Plan; the ability to attract and retain qualified personnel; the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the cash needs of the Company; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced in "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "pro forma", "anticipates", "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

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

         Since the beginning of fiscal 1993, the Company has established a major presence in the computer maintenance and technology support services industry through the acquisition and integration of assets and contracts of over 40 complementary businesses. Significant acquisitions included IDEA Servcom, Inc. ("Servcom"), certain assets and liabilities of which were acquired in August 1994 for cash consideration of approximately $29.5 million, and Bell Atlantic Business Systems Services, Inc. ("BABSS"), which was acquired in October 1995 for cash consideration of approximately $250.0 million. In addition, certain assets of the U.S. computer service business of Memorex Telex were acquired in November 1996 for cash consideration of approximately $24.4 million, after certain purchase price adjustments. These acquisitions were accounted for as purchase transactions.

         The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 91% of the Company's revenues during the three and nine month periods ended March 31, 1999 were derived from contracts covering a broad spectrum of computer services. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per-incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per-incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company. Furthermore, the Company derives additional revenues from the repair of hardware and components at the Company's logistics services and depot repair facilities.

         Pricing of the Company's services is based on various factors including equipment failure rates, cost of parts and labor expenses. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the services that are provided.

The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. Any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts, or any increase in erosion could have a material adverse effect on the Company's profitability. The Company did not complete any acquisitions during the second and third quarters of fiscal 1999 and it expects to be unable to finance acquisitions pending renegotiation of its amended New Credit Facility (See "Liquidity and Capital Resources").


MERGER AND RECAPITALIZATION

         On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger among the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

         In accordance with the terms of the Merger Agreement, which was approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Holdings' common stock outstanding immediately prior to the Merger received $23 in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings' common stock outstanding immediately prior to the Merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Holdings' common stock. The aggregate value of the Merger was approximately $940 million, including refinancing of DecisionOne Corporation's revolving credit facility.

         The Company incurred various expenses, aggregating approximately $69.0 million on a pre-tax basis, in connection with consummating the Merger. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. This one-time charge is reflected in the accompanying unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of the Company and of DecisionOne Corporation and Subsidiaries for the nine months ended March 31, 1998. In addition to these expenses, the Company also incurred $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs are being charged to interest expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").

RESULTS OF OPERATIONS

         The following discussion of results of operations is presented with respect to the Company and with respect to DecisionOne Corporation and Subsidiaries for the three and nine month periods ended March 31, 1999 and 1998.

         The following tables set forth, for the three and nine month periods ended March 31, 1999 and 1998, respectively, certain operating data of the Company and of DecisionOne Corporation and Subsidiaries:

                                                     DECISIONONE HOLDINGS CORP.        DECISIONONE CORPORATION
                                                         THREE MONTHS ENDED               THREE MONTHS ENDED
                                                             MARCH 31,                        MARCH 31,
                                                      1999              1998             1999             1998
                                                      ----              ----             ----             ----
                                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                           $176,005           $200,910          $176,005        $200,910
Gross Profit                                         32,534             47,747            32,534          47,747
Operating Income (Loss)                             (4,333)              5,623           (4,333)           5,623
Net Loss (2)                                      $(24,481)          $(10,994)         $(20,352)        $(8,033)
                                                  =========          =========         =========        ========

OTHER DATA:
EBITDA (1) (2)                                      $28,386            $40,333           $28,386         $40,333
Less: Amortization of repairable parts             (22,446)           (21,167)          (22,446)        (21,167)
                                                   --------           --------          --------        --------
Adjusted EBITDA (1)(2)                                5,940             19,166             5,940          19,166

Net cash provided by operating
     activities                                      16,541             16,962            16,528          16,951
Net cash used in investing activities              (20,350)           (25,174)          (20,350)        (25,174)
Net cash provided by financing activities             3,778              8,707            11,334           8,707

                                                     DECISIONONE HOLDINGS CORP.         DECISIONONE CORPORATION
                                                         NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                             MARCH 31,                         MARCH 31,
                                                      1999              1998              1999             1998
                                                      ----              ----              ----             ----
                                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues                                            $557,066           $603,249          $557,066        $603,249
Gross Profit                                         114,334            139,335           114,334         139,335
Operating Loss                                       (3,769)           (44,204)           (3,769)        (44,204)
Net Loss (2)                                       $(61,122)          $(79,339)         $(48,971)       $(71,775)
                                                   =========          =========         =========       =========

OTHER DATA:
EBITDA (1) (2)                                       $92,929           $121,469           $92,929        $121,469
Less: Amortization of repairable parts              (62,103)           (59,955)          (62,103)        (59,955)
                                                    --------           --------          --------        --------
Adjusted EBITDA (1)(2)                                30,826             61,514            30,826          61,514

Net cash provided by (used in)
operating activities                                  57,475           (11,410)            57,447        (12,604)
Net cash used in investing activities               (64,266)           (78,238)          (64,266)        (78,238)
Net cash provided by financing activities             35,524             87,861            35,589          87,861

(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes (benefit), depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, merger expenses (approximately $69.0 million for the nine month period ended March 31, 1998), and incremental charges related to the Company's ongoing service delivery re-engineering program (approximately $0.1 million and $2.7 million for the three month periods ended March 31, 1999 and 1998, respectively, and approximately $3.8 million and $4.9 million for the nine month periods ended March 31, 1999 and 1998, respectively.) "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered into by the Company in connection with the Merger, and because the Company believes that Adjusted EBITDA is a more consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements.

(2) Net loss, EBITDA and Adjusted EBITDA for the three month period ended March 31, 1999 includes $1.0 million for employee severance charges, which were determined under a pre-existing separation pay plan and $1.2 million for Restructuring Plan related consulting fees. Net loss and EBITDA for the nine month period ended March 31, 1999 includes $4.5 million for employee severance charges, which were determined under a pre-existing separation pay plan and $1.9 million for Restructuring Plan related consulting fees.



Overview and Restructuring Plan

         The Company has continued to experience declining trends in revenues, earnings and EBITDA for the three and nine-month periods ended March 31, 1999 compared to the corresponding periods ended March 31, 1998. The declining trends principally result from lower sales of new service contracts, contracted base erosion, and minimal acquisition growth.

         As previously announced, on January 28, 1999, the Company initiated a corporate restructuring plan ("Restructuring Plan") intended to restore revenue growth and improve financial performance. The Restructuring Plan included the following key components: (i) focusing on all aspects of the Company's operations - from sales through service delivery - on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and (iii) financial structure changes, including DLJMB's additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999 (see "Liquidity and Capital Resources" for additional details).

         In connection with the above corporate restructuring plan, involuntary and voluntary workforce reductions exceeded 800 employees during the third quarter of fiscal 1999. As a result, the Company realized labor cost savings in excess of $5 million during the third quarter. The workforce reductions will decrease employment costs in excess of $30 million annually. The Company is on schedule to achieve its $40 million annual cost reduction target. Notwithstanding the Restructuring Plan, the Company currently believes it is likely that its revenues will decline further in the next fiscal quarter compared to the third quarter ended March 31, 1999 and to the comparable quarter ended June 1999.

         Operating income (loss) was ($4.3) million and $5.6 million for the three months ended March 31, 1999 and 1998, respectively. Operating loss for the three months ended March 31, 1999 included $1.0 million for employee severance charges and $1.3 million for Restructuring Plan and re-engineering related consulting fees. Operating income for the three months ended March 31, 1998 included $2.7 million for incremental re-engineering consulting fees. Excluding these charges, operating income (loss) was ($2.0) million and $8.3 million for the three months ended March 31, 1999 and 1998, respectively.

         Operating loss was ($3.8) million and ($44.2) million for the nine months ended March 31, 1999 and 1998, respectively. Operating loss for the nine months ended March 31, 1999 included $4.5 million for employee severance charges and $5.7 million for incremental re-engineering and Restructuring Plan related consulting fees. Operating loss for the nine months ended March 31, 1998 included $69.0 million of merger expenses and $4.9 million for incremental re-engineering consulting fees. Excluding these charges, operating income was $6.4 million and $29.7 million for the nine months ended March 31, 1999 and 1998, respectively.

         EBITDA was $28.4 million and $92.9 million for the three and nine months ended March 31, 1999 compared to $40.3 million and $121.5 million for the three and nine months ended March 31, 1998. Adjusted EBITDA was $5.9 million and $30.8 million for the three and nine months ended March 31, 1999 compared to $19.2 million and $61.5 million for the three and nine months ended March 31, 1998.


Three and Nine Month Periods Ended March 31, 1999 Compared to Three and Nine Month Periods Ended March 31, 1998

         Revenues: Revenues decreased by $24.9 million, or 12.4%, from $200.9 million for the three months ended March 31, 1998 to $176.0 million for the three months ended March 31, 1999. This decrease was principally due to a decline in maintenance contract-based revenues as a result of equipment cancellations exceeding sales of new contracts.

         Revenues decreased by $46.1 million, or 7.6%, from $603.2 million for the nine months ended March 31, 1998 to $557.1 million for the nine months ended March 31, 1999. Maintenance contract-based revenues decreased by $51.5 million as a result of equipment cancellations exceeding sales of new contracts. This decrease was partially offset by an increase in per-incident revenues of $5.4 million. Per-incident revenues are subject to periodic fluctuation depending upon customer demand for such services.

         The Restructuring Plan is intended, in part, to restore revenue growth by increasing the Company's focus on selected customers within its enterprise, middle market, and alliance groups. While the Company expects these actions to result in revenue growth from current levels, the timing of such revenue growth, if any, is uncertain. The Company currently believes it is likely that its revenues will further decline in the next fiscal quarter compared to the third quarter ended March 31, 1999 and to the comparable quarter ended June 30, 1998.

         Gross Profit: As a percentage of revenue, gross profit declined from 23.8% for the three months ended March 31, 1998 to 18.5% for the three months ended March 31, 1999. The gross profit percentage declined from 23.1% for the nine months ended March 31, 1998 to 20.5% for the nine months ended March 31, 1999. The Company's re-engineering initiatives and variable cost reductions related to revenue declines have resulted in lower costs of $9.7 million and $21.2 million for the three and nine month periods ended March 31, 1999, respectively, compared to the corresponding fiscal 1998 periods. The lower costs are not proportionate to the revenue reductions due to the fixed nature of much of the Company's cost structure and since certain variable cost reduction actions typically trail revenue declines.

         Management expects to further reduce costs in the next fiscal quarter as a result of Restructuring Plan initiatives. The Company has reduced its workforce and streamlined operations by consolidating from seven to four service regions. However, future gross profit performance is difficult to predict and improvements therein will largely depend upon the Company's ability to generate revenue growth.

         Selling, General and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased by $5.1 million, or 14.4%, from $35.3 million for the three months ended March 31, 1998 to $30.2 million for the three months ended March 31, 1999. Included in SG&A expenses for the quarter ended March 31, 1999 were employee severance costs under a pre-existing separation pay plan of $1.0 million and $1.3 million of Restructuring Plan and re-engineering related consulting fees. Included in SG&A expenses for the quarter ended March 31, 1998 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of $2.7 million (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Excluding these costs, SG&A declined by $4.7 million principally due to reductions in employment costs as a result of implementing the restructuring plan initiatives.

         SG&A expenses increased by $3.4 million, or 3.6%, from $94.5 million for the nine months ended March 31, 1998 to $97.9 million for the nine months ended March 31, 1999. Included in SG&A expenses for the nine months ended March 31, 1999 were employee severance costs under a pre-existing separation pay plan of $4.5 million and $1.9 million of Restructuring Plan-related consulting fees. Also included in SG&A expenses for the nine months ended March 31, 1999 and 1998 were incremental consulting fees incurred in connection with the Company's re-engineering efforts of $3.8 million and $4.9 million, respectively (see "Liquidity and Capital Resources" for additional information with respect to these expenditures). Excluding these costs, SG&A decreased by $1.9 million principally due to reductions in employment costs as a result of implementing the restructuring plan initiatives.

         Management expects to further lower SG&A costs in the next fiscal quarter as a result of the continuation of Restructuring Plan initiatives.

         Merger Expenses: In connection with the Merger, which was consummated on August 7, 1997, the Company incurred a one-time pre-tax charge of $69.0 million, comprised of expenses directly related to the Merger transaction (see "Merger and Recapitalization" for additional information with respect to these Merger expenses).

         Interest Expense: The Company's interest expense, net of interest income, increased by $1.5 million, or 8.1%, from $18.6 million for the three months ended March 31, 1998 to $20.1 million for the three months ended March 31, 1999. This increase is principally due to the amortization of the $4.3 million waiver fee incurred under the Waiver Agreement. Net interest expense increased by $8.7 million, or 17.9%, from $48.7 million for the nine months ended March 31, 1998 to $57.4 million for the nine months ended March 31, 1999. This increase is due principally to the

Company's increased average borrowings as a result of the Merger, increases in borrowings from the Company's revolver, the additional $7.3 million of debt financing obtained on January 27, 1999 and the amortization of the $4.3 million waiver fee incurred under the Waiver Agreement (see "Liquidity and Capital Resources"). Average borrowings were approximately $766.5 million for the nine months ended March 31, 1999, as compared to approximately $638.2 million for the nine months ended March 31, 1998 (see Note 2 to the Company's unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended March 31, 1999).

         With respect to DecisionOne Corporation, consolidated interest expense, net of interest income, increased by $2.0 million, or 14.3%, from $14.0 million for the three months ended March 31, 1998 to $16.0 million for the three months ended March 31, 1999. This increase is principally due to the amortization of the $4.3 million waiver fee incurred under the Waiver Agreement. Net interest expense increased by $7.4 million, or 19.6%, from $37.8 million for the nine months ended March 31, 1998 to $45.2 million for the nine months ended March 31, 1999. This increase is due principally to the Company's increased average borrowings as a result of the Merger, increases in borrowings from the Company's revolver, the additional $7.3 million of debt financing obtained on January 27, 1999 and the amortization of the $4.3 million waiver fee incurred under the Waiver Agreement (see "Liquidity and Capital Resources"). Average borrowings for DecisionOne Corporation, on a consolidated basis, were $670.2 million for the nine months ended March 31, 1999, as compared to $566.3 million for the nine months ended March 31, 1998.

         Consolidated net interest expense for DecisionOne Corporation during the three and nine month periods ended March 31, 1999 was lower than the aforementioned net interest expense for the Company, primarily due to interest incurred with respect to approximately $85.0 million of 11-1/2% Senior Discount Debentures issued by Holdings in connection with the Merger and interest income on a $59.1 million parent company loan receivable held by DecisionOne Corporation (see "Liquidity and Capital Resources").

         Income Taxes: The $69.0 million of non-recurring expenses incurred in consummating the Merger and certain other charges recorded by the Company in fiscal 1998 resulted in significant additional tax loss carryforwards and carrybacks. Net anticipated tax assets of approximately $25.4 million have been reflected in the Company's March 31, 1999 consolidated balance sheet. The anticipated net deferred tax assets have been reduced significantly, by a valuation allowance for financial reporting purposes, due primarily to management's projections of future taxable income and the length of the period during which the anticipated tax benefits are expected to be realized.

         The Company expects that its tax provision (benefit) in future periods will reflect effective tax rates which vary significantly from enacted statutory tax rates principally as a result of additional unrecognized tax benefits on newly-arising net deferred tax assets. Future effective tax rates may also be subject to volatility as a result of valuation allowance changes which arise from differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Leverage

         The Company incurred substantial indebtedness in connection with the Merger. As of March 31, 1999 and June 30, 1998, the Company had outstanding debt of approximately $787.9 million and $744.3 million, respectively. As of March 31, 1999 and June 30, 1998, the Company had available cash on hand of approximately $35.1 million and $6.4 million, respectively. The Company's significant debt service obligations could, under certain circumstances including those described below, have material consequences to security holders of the Company. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

         In connection with the Merger, Holdings received proceeds of $85 million from the issuance of 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes"), and DecisionOne Corporation issued $150 million of 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"). DecisionOne Corporation also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million (the "New Credit Facility"). The proceeds of the 11 1/2% Notes (which were issued with attached warrants), the 9 3/4% Notes, The initial borrowings under the New Credit Facility and the purchase of approximately $225 million of Holdings common stock by DLJMB and other institutional investors were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the Merger, to repay DecisionOne Corporation's existing revolving credit facility and to pay expenses incurred in connection with the Merger. (See Note 2 to the Company's unaudited Condensed Consolidated Financial Statements for additional information.)

         During the three months ended March 31, 1998, the Company sought and obtained amendments to the New Credit Facility to revise certain financial performance measurements. The amended New Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended New Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver Agreement") pursuant to which the Company's senior lenders agreed to waive financial covenants in the amended New Credit Facility through July 29, 1999. These waivers cover the quarters ending December 31, 1998, March 31, 1999 and June 30, 1999. Without these waivers, the Company would not be in compliance with certain financial covenants under the amended New Credit Facility. The Waiver Agreement requires the Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limits the additional borrowings available to the Company under its revolver to $10 million, and generally, requires that interest payments on loans must be made monthly. In connection with the Waiver Agreement, the Company incurred waiver fees of approximately $4.3 million, which are being amortized as interest expense through July 1999.

         On January 27, 1999, Holdings' principal shareholder, DLJMB, and certain of its affiliates, purchased $7.3 million of unsecured 14% Senior Notes (the "14% Notes") due 2006 in DecisionOne Corporation. The proceeds of the 14% Notes were used for general corporate purposes.

         The Company met the required March 31, 1999 financial covenants contained in the Waiver Agreement. The Company anticipates that it will engage in discussions with its lenders regarding additional amendments, waivers, or a restructuring of the amended New Credit Facility by July 29, 1999. However, the Company has not engaged in any such discussions and does not have any agreement with any lenders participating in the amended New Credit Facility with respect to any amendments, waivers, or restructuring beyond July 29, 1999. If the Company is unable to obtain amendments, waivers or a restructuring beyond July 29, 1999, amounts outstanding under the amended New Credit Facility could be declared due and payable because of the resulting defaults. The Company has therefore classified all amounts outstanding under the amended New Credit Facility as current as of March 31, 1999. If amounts outstanding under the amended New Credit Facility are declared to be due and payable because of a default, holders of the 11 1/2% Notes, the 9 3/4% Notes and the 14% Notes would be permitted to declare such notes to be immediately due and payable. The Company has therefore classified all amounts outstanding under the 11 1/2% Notes, the 9 3/4% Notes and the 14% Notes as current as of March 31, 1999. In addition, if amounts outstanding under the amended New Credit Facility are declared to be due and payable because of a default, or if the lenders under the amended New Credit Facility deliver a notice to the trustee for the 9 3/4% Notes that a default exists under the amended New Credit Facility, the Company will be prohibited from making the August 1, 1999 interest payment or any other payments on its 9 3/4% Notes.

         In connection with any further amendments, waivers or a restructuring of the amended New Credit Facility, the Company could be required to restructure its operations, sell assets, and/or issue additional capital or debt securities. Any issuance of equity securities would likely be highly dilutive to existing shareholders. Furthermore, any increase in the Company's debt service requirements or any further reduction in amounts available for borrowings under the amended New Credit Facility could significantly affect the Company's ability to fund capital expenditures, acquisitions, and working capital. Management believes that it can be successful in obtaining additional amendments, waivers or a restructuring of the amended New Credit Facility. However, there can be no assurance that the amended New Credit Facility will be renegotiated on terms acceptable to the Company. Currently, the Company does not have in place any alternative sources of liquidity if the Company cannot reach agreement in respect of the amended New Credit Facility beyond July 29, 1999.

On August 1, 1999, interest payments of approximately $7.3 million and $0.5 million will become due on the Company's 9 3/4% Notes and 14% Notes, respectively. In connection with any further amendments, waivers or restructuring of the amended New Credit Facility, the lenders may seek to prohibit the Company from borrowing under the amended New Credit Facility, and from using its cash balances or operating cash flow, to make the August 1, 1999 interest payments. Unless the Company can obtain alternative sources of funds, it will be unable to make these interest payments. The Company does not currently have any alternative sources of funds available to it. If the Company fails to make these interest payments, the holders of the 9 3/4% Notes and 14% Notes would be permitted to declare such notes to be immediately due and payable. In addition, an event of default would arise under the amended New Credit Facility, giving those lenders the right to declare amounts outstanding under the amended New Credit Facility to be immediately due and payable.

If the Company is unable to obtain the necessary funds to make the August 1, 1999 interest payments, or is prohibited from making these payments, the Company may engage in discussions with holders of the 9 3/4% Notes and 14% Notes regarding alternatives for restructuring the Company's obligations under these notes. If any such holders or the lenders under the amended New Credit Facility were to take any actions to declare the Company's obligations to be immediately due and payable, it would be necessary for the Company to consider all available alternatives.

         Holdings and DecissionOne Corporation may from time to time depending upon market conditions and subject to the limitations contained in its existing debt agreements make open market purchases of the 11 1/2% Notes and the 9 3/4% Notes.

         The Company currently anticipates that its operating cash flow, together with the additional $10 million of borrowings available under the amended New Credit Facility as of March 31, 1999, will be sufficient to meet its anticipated future operating expenses and capital expenditures and to service its debt requirements as they become due through July 29, 1999. However, the Company may be unable to obtain the necessary funds to enable it to make the interest payments of approximately $7.8 million that will become due on its 9 3/4% Notes and 14% Notes on August 1, 1999, or the Company may be prohibited from making these payments. The Company's ability to make scheduled payments of principal and interest on, or to refinance, its debt obligations and to satisfy its other obligations from and after July 29, 1999 will depend upon many factors, including its ability to achieve the Restructuring Plan, to obtain amendments, waivers or a restructuring of the amended New Credit Facility, to attract alternative sources of liquidity and future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

         The interest rate applicable to outstanding borrowings under the amended New Credit Facility as of March 31, 1999, varies, at the Company's option, based upon LIBOR (plus applicable margins not to exceed 3.0%, as amended) or the Prime Rate (plus applicable margin not to exceed 1.75%). As of March 31, 1999, the weighted average interest rate applicable to loans under the New Credit Facility was 7.9%. Any additional borrowings up to the $10 million limit will be subject to an annual interest rate of Prime plus 4.0%.

         The Company has received notification from Nasdaq that it does not meet the requirements for continued listing on the Nasdaq National Market or for listing on the NASDAQ SmallCap Market. The Company is appealing Nasdaq's determination to delist the Company's common stock, which will remain on the National Market pending the outcome of the appeal.

Financial Condition:

         Cash flow from operating activities for the nine months ended March 31, 1999 was approximately $57.5 million. These funds, together with borrowings under the revolver, provided the required capital to fund repairable part purchases and capital expenditures of approximately $75.6 million during the nine months ended March 31, 1999, as well as the scheduled payments of previous obligations for acquisition of contracts and assets of complementary businesses for approximately $2.8 million during this period.

         The Company incurred approximately $0.9 million and $7.6 million in incremental expenditures for information systems and related re-engineering initiatives during the three and nine months ended March 31, 1999, respectively, and expects to incur an additional $1.8 million through June 30, 1999. The initiatives being funded include the following: (i) enhancements to the Company's service entitlement process which will ensure that customers are billed for all work performed; (ii) improvements to the Company's dispatch system and field engineer data collection, technical support tools and service delivery processes, all of which are designed to increase productivity; (iii) enhancements to the Company's help desk and central dispatch systems to provide an integrated support solution to the customer base; and (iv) improvements to the Company's field inventory tracking system which will facilitate increased transfer of consumable and repairable parts among field locations and reduce purchases of repairable parts.

         The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of three waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fourth site, but has not received any other communication in respect of that site. The Company has estimated that its share of the costs of the cleanup of one of the sites will be approximately $500,000, which has been accrued for in the accompanying condensed consolidated balance sheets as of March 31, 1999 and June 30, 1998. Complete information as to the scope of required cleanup at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of cleanup of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

YEAR 2000 COMPLIANCE

         This Year 2000 disclosure is being designated as a Year 2000 Readiness Disclosure statement under the Year 2000 Readiness and Disclosure Act of 1998.

         As is the case with most other businesses, the Company is in the process of evaluating and addressing the Year 2000 readiness of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs written to use two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs, which could cause disruption of operations.

         The Company has completed an assessment of both its information technology systems and its non-information technology systems. The Company has four mission critical information technology systems, three of which have been remediated and two of which are Year 2000 ready and have been placed into service. The third system is in the process of being tested. Remediation is continuing on the fourth mission critical information technology system and is expected to be complete by August 1999. The Company has identified approximately 70 non-mission critical information technology systems, which the Company plans to remediate using in-house personnel or through certifications and/or upgrades from its vendors. Subsequently, the Company expects all of the systems to be compliance tested by in-house personnel. The Company believes it is approximately 60% complete with the above remediation processes and believes it will be 100% complete by October 1999. The Company has commenced remediation of its non-information technology systems and expects to have such remediation complete by October 1999.

         The Company has also initiated communications with all of its significant business partners via a Vendor Readiness Survey to determine their plans to comply with Year 2000. All responses are evaluated as received to determine if additional action is required to determine the compliance of the business partner.

         The Company has engaged a consulting firm to assess the Company's processes in place to achieve Year 2000 readiness. The Company also has in place a Year 2000 Steering Committee, which meets regularly and periodically reports the progress of Year 2000 readiness to the Company's executive management and the Board of Directors.

         The Company's approach to addressing Year 2000 readiness is to minimize the possibility of any Year 2000-related interruptions or miscalculations. Worst-case Year 2000 scenarios include the interruption of certain aspects of the Company's business as a result of information technology systems failure or the failure of the Company's business partners. Any such failure could have an impact on future results; consequently, the Company is in the process of formulating contingency plans.

         The Company's approach to contingency planning is to employ a combination of existing disaster recovery plans and the development of additional plans as needed. Because the Company has elected to remediate its mission critical legacy systems as opposed to replacing them, during a worst-case scenario, the Company would invoke the disaster recovery plan the Company has developed under its standard operating procedures. The Company had scheduled an initial test of the disaster recovery plan at an off-site facility in March, 1999. While certain issues arose relating to disaster recovery, the Company was able to set the operating system date to February 29, 2000. In addition, the Company's highest priority legacy system, the service delivery system, has always had a back-up system residing on a different platform. This back-up system has always stored four-digit year dates and is used when the primary system is taken off line for maintenance. This system is in the process of being tested for Year 2000 readiness. To gain a greater degree of confidence that all other systems will function properly, the Company has elected to conduct an integrated system test once all remediation work is completed. The Company expects to conduct this test at an off-site facility specially developed for Year 2000 testing.

         The Company believes that additional contingency plans may need to be developed relating to its suppliers. In June, 1998, the Company began the process of surveying its vendors, suppliers, and key business associates to determine their level of Year 2000 readiness. Responses to these inquiries continue to be received, reviewed and assessed. The Company expects to identify which of its vendors, suppliers, and business associates are mission-critical and to develop alternate means as necessary. The Company plans to identify mission-critical vendors and to establish related contingency planning by September, 1999. In the meantime, the Company plans to continue to monitor the need for additional contingency planning.

         As of March 31, 1999 the Company incurred costs of approximately $4.2 million and expects to incur approximately $3.1 million thereafter to remediate or upgrade all of the Company's Systems. The $3.1 million represents approximately 10% of the Company's information technology budget. No significant information technology projects have been deferred due to the Company's Year 2000 efforts. The future remediation and upgrade costs to be incurred are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that this estimate will be achieved and actual results may be materially different. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate skills and the ability to locate and correct all non-compliant Systems.

         The Company is aware of the potential for claims against it and other companies for damages for products and services that were not Year 2000 compliant. Although the Company believes it is taking adequate measures to address Year 2000 issues, the Company is uncertain how it may be affected by litigation given the evolving nature of such litigation. The Company believes, however, that it does not have material exposure to liability for such claims.

         While the Company does not believe that the Year 2000 matters presented in this discussion will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters, given the forward-looking nature of the Year 2000 issues.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses its revolving credit facility, term loans, senior discount debentures, senior unsecured notes, and senior subordinated notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in LIBOR or the prime rate. The Company uses off-balance sheet interest rate swap and collar agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics are matched with the underlying on-balance instruments, subject to the terms of the New Credit Facility.

         To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's revolving credit facility, term loans, senior discount debentures, senior unsecured notes, and senior subordinated notes in effect at March 31, 1999 and, in the case of the senior discount notes, exclude the potential exercise of the redemption feature. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (1) management's estimates of indicative market prices for the term loans, the revolver, senior discount debentures, senior unsecured notes and senior subordinated notes and (2) estimates obtained from dealers to settle interest rate swap and collar agreements.

                                              Fiscal Year of Maturity                                        Fair Value
                                             ------------------------                       Total Due        at Mar. 31,
Interest Rate Sensitivity    1999     2000       2001       2002    2003   Thereafter       At Maturity          1999
-------------------------    ----     ----       ----       ----    ----   ----------       -----------          ----
                                                (DOLLARS IN THOUSANDS)
Debt:
Fixed Rate                     --        --         --       --       --     $305,700         $305,700          $15,552
Average Interest Rate          --        --         --       --       --         10.7%              --               --
Variable Rate              $2,637   $19,325    $36,875  $49,062  $73,438     $345,382         $526,719         $173,817
Average Interest Rate         7.9%      7.9%       7.9%     7.9%     7.9%         7.9%              --               --

Interest Rate Instruments:
Variable to Fixed Swaps        --   $75,000         --       --       --           --          $75,000            $(408)
Average Pay Rate               --       5.9%        --       --       --           --               --               --
Average Receive Rate           --       5.7%        --       --       --           --               --               --

Collars:                       --   $25,000    $75,000       --       --           --         $100,000            $(763)
Average Cap Rate               --       5.8%       6.7%      --       --           --               --               --
Average Floor Rate             --       5.7%       5.7%      --       --           --               --               --

                   DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES
                    DECISIONONE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

      Item 1.   Legal Proceedings.

                     Not applicable

      Item 2.   Changes in Securities and Use of Proceeds.

                     Not applicable

      Item 3.   Defaults Upon Senior Securities.

                     Not applicable

      Item 4.   Submission of Matters to a Vote of Security Holders.

                  Not applicable

      Item 5.   Other Information.

                     Not applicable

      Item 6.   Exhibits and Reports on Form 8-K.

                (a)  Exhibits

                Number              Description of Document
                ------              -----------------------

                10.1       Executive Retention Plan
                10.2       Agreement with Stephen J. Felice, dated
                           February 17, 1999.
                27.1       Financial data schedule - DecisionOne Holdings Corp.
                27.2       Financial data schedule - DecisionOne Corporation

                (b)  Reports on Form 8-K

                On February 10, 1999, DecisionOne Holdings Corp. and DecisionOne Corporation filed a Form 8-K, reporting a delay in implementing the previously reported change in their fiscal year end from June 30 to December 31. Each company's fiscal year will end on June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           DecisionOne Holdings Corp.


    DATE:   May 17, 1999                   /s/ Thomas J. Fitzpatrick
            ------------                   -----------------------------------
                                           Thomas J. Fitzpatrick
                                           Executive Vice President and
                                           Chief Financial Officer



                                           DecisionOne Corporation


    DATE:   May 17, 1999                   /s/ Thomas J. Fitzpatrick
            ------------                   -----------------------------------
                                           Thomas J. Fitzpatrick
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer