Form 10-K
period 1999-06-30
DECISIONONE CORP /DE
filed 1999-12-07
CIK 1040354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

                            50 EAST SWEDESFORD ROAD
                           FRAZER, PENNSYLVANIA 19355
                                 (610) 296-6000
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                  PRINCIPAL EXECUTIVE OFFICES OF REGISTRANTS)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                          DECISIONONE HOLDINGS CORP.:
                  11 1/2% SENIOR DISCOUNT DEBENTURES DUE 2008
                            DECISIONONE CORPORATION:
                   9 3/4% SENIOR SUBORDINATED NOTES DUE 2007

           DECISIONONE HOLDINGS CORP.:  COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether DecisionOne Holdings Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether DecisionOne Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The aggregate market value of the voting stock of DecisionOne Holdings Corp. held by non-affiliates, based upon the closing price of Common Stock on September 10, 1999, as reported by the OTC Bulletin Board, was approximately $738,000. In making such calculation, registrant is not making a determination of the affiliate or non-affiliate status of any holders of shares of Common Stock. All of the voting stock of DecisionOne Corporation is held by DecisionOne Holdings Corp.

     At September 10, 1999, 12,564,485 shares of DecisionOne Holdings Corp. common stock were outstanding and one share of DecisionOne Corporation common stock was outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     DecisionOne Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                                 PAGE
--------                                                                 ----
                                   PART I
   1.      Business....................................................    1
   2.      Properties..................................................   15
   3.      Legal Proceedings...........................................   15
   4.      Submission of Matters to a Vote of Security Holders.........   16

                                   PART II
   5.      Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   16
   6.      Selected Financial Data.....................................   17
   7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   18
    7A.    Quantitative and Qualitative Disclosures about Market
           Risk........................................................   30
   8.      Financial Statements and Supplementary Data.................   31
   9.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   31

                                  PART III
  10.      Directors and Executive Officers of the Registrant..........   31
  11.      Executive Compensation......................................   32
  12.      Security Ownership of Certain Beneficial Owners and
           Management..................................................   36
  13.      Certain Relationships and Related Transactions..............   39

                                   PART IV
  14.      Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   40

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     The information herein contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to the ability to complete the Restructuring, as described herein, the competitive environment in the computer maintenance and technology support services industry in general and in the Company's specific market areas; changes in prevailing interest rates and the availability of and terms of financing to fund the anticipated growth of the Company's business; inflation; changes in costs of goods and services; economic conditions in general and in the Company's specific market areas; demographic changes; changes in or failure to comply with federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's acquisition and capital expenditure plans; and other factors referenced herein. In addition, such forward looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1.  BUSINESS

     Item 1. is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. ("Holdings") and DecisionOne Corporation (collectively, the "Company").

GENERAL

     The Company is the largest independent provider of multivendor computer maintenance services in the United States, based on Dataquest Incorporated ("Dataquest") estimates for calendar year 1998. The Company offers its customers a single-source solution for virtually all of their computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. The Company believes that it is the most comprehensive independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") provider of these services across a broad range of computing environments, including data center, midrange, network and desktops. The Company provides support for over 30,000 hardware products manufactured by more than 1,000 OEMs. The Company also supports most major operating systems and over 150 off-the-shelf software applications. The Company delivers its services through an extensive service delivery organization comprised of more than 3,500 service professionals located in more than 150 service locations throughout the United States and Canada, as well as through strategic alliances in selected international markets.

     The Company services over 36,000 customers at over 145,000 sites across the United States and Canada. The Company's customers include a diverse group of national and multinational corporations, including SABRE Group, Inc., (an affiliate of American Airlines, Inc.), Sun Microsystems, Inc., Bank of America, DuPont Company, Southwestern Bell Corporation, Netscape Communications Corporation and Bell Atlantic.

     General Business Development. The Company's roots extend back to 1969, when it was first known as Decision Data, then a provider of keypunch machines. During the 1980's, its operations expanded to include the sale of midrange computer hardware products and related maintenance services. In 1992, the Company sold off its computer hardware products business and focused primarily on providing computer maintenance and technology support services.

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

     In October 1995, the Company completed its largest acquisition -- that of Bell Atlantic Business Systems Services, Inc. ("BABSS"), with approximately 4,400 employees and more than $500 million in sales. BABSS possessed a breadth of services, market presence, a blue-chip customer base and over 30 years of experience in the computer service business that complemented and strengthened the Company. Upon the acquisition, the Company changed its name to DecisionOne.

     In 1996, the Company purchased the assets of the U.S. service business of Memorex Telex Corporation, a hardware manufacturer and computer service company with annual revenues of more than $100 million. In 1997, acquisitions included certain assets of Xerox Technology Services (Canada) and the maintenance business on several types of tape-drive storage machines from EMC(2) Corporation.

     In October 1997, the Company acquired the network service and support business of Gandalf Technologies, a provider of ISDN and frame relay remote access equipment. As a result, the Company gained key network technical expertise to support its growing network service portfolio. Additionally, in its fiscal year 1998, the Company acquired the assets of General Diagnostics Incorporated, a hardware depot repair firm. This transaction added eight additional depot repair centers spread across the United States to the Company's network of repair centers.

     Merger. On August 7, 1997, the Company consummated a merger with an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB") pursuant to which DLJMB and certain of its affiliates (collectively, the "DLJMB Group") acquired approximately 10.9 million shares, or 87.4%, of the Holdings Common Stock in exchange for approximately $225 million (the "Merger"). Such equity proceeds, along with $145.5 million of net proceeds from the sale of the 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"), $81.6 million of net proceeds from the sale of 148,400 units consisting of 11 1/2% Senior Discount Debentures due 2008 and warrants to purchase 281,960 shares of Holdings common stock exercisable at $23 per share (the "11 1/2% Notes") and borrowings of $470 million under a $575 million senior secured loan facility (the "Existing Credit Facility") were used to repurchase approximately 26.5 million shares of common stock of Holdings for approximately $609.7 million, cash out then existing Holdings options and warrants, repay the Company's then existing revolving credit facility, and pay various fees and expenses incurred in connection with the Merger. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Current Operating Plan. The Company's results from operations have been significantly below those anticipated at the time of the Merger. The Company has continued to experience declining trends in revenues, earnings and EBITDA throughout fiscal 1998 and 1999, and has incurred net losses in both fiscal years. The declining trends have resulted principally from lower sales of new service contracts, continued erosion of the Company's existing revenue base, minimal acquisition growth and decreased per-incident revenues.

     On January 28, 1999, the Company initiated an operating plan intended to restore revenue growth and improve financial performance (the "Operating Plan"). The Operating Plan included the following key components: (i) focusing all aspects of the Company's operations -- from sales through service delivery -- on providing information technology support services to three customer groups: large corporate customers (also known as "Enterprise" customers), medium-sized accounts (also known as "Middle-Market" customers), and alliance customers, including OEMs, software publishers, systems integrators, distributors and resellers, etc. (also known as "Strategic Alliance" customers); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a workforce reduction of more than 500 employees; and (iii) financial structure changes, including an additional $7.3 million investment by DLJMB and certain of its affiliates in the form of 14% Senior Unsecured Notes due 2006 (the "14% Notes"), and the Company's agreement with its lenders to waive all financial covenants under the Existing Credit Facility through July 29, 1999 (the "Waiver").

     On July 14, 1999, Holdings' common stock was delisted from the NASDAQ National Market System. Since that date, Holdings' common stock has been quoted on the OTC Bulletin Board.

     Indebtedness Restructuring. On July 29, 1999, the Waiver expired. As a result, since July 29, 1999, the Company has been in default of certain financial covenants under the Existing Credit Facility. In addition, on August 2, 1999, the Company failed to make the interest payments due on both the 9 3/4% Notes and the 14% Notes. Given the existing events of default under the Existing Credit Facility, the Existing Credit Facility lenders (the "bank lending group") had previously delivered to the Company a notice prohibiting such payments. As a result of the Company's failure to comply with such financial covenants and to make such interest payments, events of default have occurred under the Existing Credit Facility and under the indentures for the 9 3/4% Notes and the 14% Notes. Accordingly, the bank lending group and the holders of the 9 3/4% Notes and the 14% Notes could declare the amounts outstanding under these debt instruments immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts.

     On August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Under the terms of the final agreement, the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Notes would exchange their notes for (a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Notes and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity.

     The proposed Indebtedness Restructuring will be implemented pursuant to a prepackaged bankruptcy subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code") and the approval of the bank lending group and the holders of the 14% Notes. Management does not anticipate any adverse impact on customers, vendors or employees as a result of the Indebtedness Restructuring, since the Indebtedness Restructuring will address only the de-leveraging of the Company's balance sheet through the reduction of its indebtedness. However, there can be no assurance that the Indebtedness Restructuring will be approved by the Bankruptcy Court, nor that any adverse impact to the Company, its customers, creditors or employees will be avoided. See Note 2 to the Company's Consolidated Financial Statements as of and for the fiscal year ended June 30, 1999 for additional information.

INDUSTRY BACKGROUND

     According to Dataquest projections, the U.S. hardware maintenance and technology support services market was approximately $35.2 billion in 1998 and is projected to grow at a compound annual rate of 10.1% to $51.8 billion by the year 2002. Within the market surveyed by Dataquest, Dataquest estimates that the independent/multivendor segment was approximately $9.3 billion in 1997 and projects the segment to grow at an 11% compound annual rate to $14.1 billion by the year 2001. According to Dataquest, independent/ multivendor service providers such as the Company are taking market share from the OEM service providers faster than OEMs are contracting new business. The Company believes that this is occurring because: (i) customers are looking for single source providers who support multiple computer hardware and software platforms, (ii) independent service providers are viewed as being unbiased toward computer purchase decisions and (iii) OEMs are increasingly outsourcing customer maintenance service (including warranty and post-warranty services) and technical customer support such as help desk services to independents in order to focus on their core design, technology and marketing competencies. According to Dataquest, within the independent/multivendor segment, hardware maintenance was the dominant service, accounting for approximately 73% of 1997 revenues, with technology support services, including software support, network support and end-user training, comprising the remaining 27% of 1997 revenues.

     The Company believes that the independent/multivendor segment is also fragmented and consolidating. Participants in the independent/multivendor segment include: (i) independent service providers, (ii) the multivendor segments of OEM service organizations and (iii) hundreds of smaller independent companies servicing either product niches or limited geographical areas of the United States. The significant market position of OEMs is due largely to their traditional role of servicing their own installed base of equipment and their customers' former reliance on centralized, single vendor solutions (i.e., mainframe systems).

COMPANY SERVICES

     The Company has built a service portfolio and infrastructure that is designed to offer its customers a single-source solution for virtually all of their computer maintenance and technology support requirements. The Company's portfolio includes services such as hardware support, software support, network support, and planning and consulting services for customers with mainframe, midrange and distributed computing environments. The Company also provides multivendor parts repair and refurbishment and inventory management services as part of its logistics services portfolio, targeted at OEMs, resellers and other third-party service providers.

     While many of its services and its heritage are rooted in providing equipment maintenance and technical support, the Company has expanded its portfolio to optimize its customers' investments in information technology. Companies today are struggling to cope with increasingly complex computing environments that feature an abundance of networked computer equipment from a multitude of manufacturers. This equipment is often used to perform the companies' mission-critical operations, and can severely impact their businesses when a failure occurs. The Company believes that it can leverage its infrastructure and breadth of services to help customers reduce the cost of supporting their computer equipment while increasing their systems' availability.

     The Company's marketing strategy is focused on services in three different market segments: large customers, who have complex computing environments, including data centers and tens of thousands of end-users; medium-sized customers that primarily maintain midrange and desktop computing systems; and strategic alliance customers, including a broad range of OEMs, software publishers, systems integrators, outsourcers and distributors/resellers, who are seeking complementary services to support their end-users.

     The Company's integrated portfolio of services is designed to appeal to each of these customer segments by helping to increase computer system availability, enhance end-user productivity and reduce the cost of running and managing information technology systems. The Company has tailored service portfolios to meet the unique needs of a number of computer environments, including desktop computing, data center computing, midrange computing and logistics. In addition, in July 1999, the Company introduced its new web-base support capability, DecisionOne's ADVISE, which will initially provide users with online hardware maintenance request capability and real time status reporting on outstanding requests. Ultimately,

DecisionOne's ADVISE will give customers a single point of contact for all its desktop life cycle support services.

     Integrated Services for the Distributed Computing Desktop Environment: One To 1. The Company's One To 1 offering for the workgroup environment is an integrated package of life cycle services designed to reduce the total cost of ownership and increase system availability and end-user productivity. The Company believes that One To 1's strength lies in its ability to provide customers with a single-source solution for effectively supporting large, complex desktop environments. By utilizing all of the services in One To 1, customers leverage the Company's national and international infrastructure and its ability to compile valuable service data to provide support at the desktop level. By purchasing all of these services from one supplier, One To 1 customers can provide greater support to their end-users and organization while still reducing the total cost of owning desktop assets. One To 1 includes:

     Hardware Services: The Company provides warranty upgrades and post-warranty maintenance support to thousands of different desktop hardware devices from hundreds of different manufacturers. Services are provided at the customer's location through one of the largest service infrastructures in the industry, or through the Company's network of depot repair centers.

     Network Services: NetworkOne services help customers manage the total life cycle of their complex network environments, from designing systems to maintaining network hardware on wide area and local area networks. The Company utilizes its network systems management engine, ControlOne, located at the Company's headquarters facility, to monitor, assess and fix network problems. ControlOne features state-of-the-art network management tools and is manned by a staff of highly experienced network engineers and technicians. The Company also maintains a backup network management facility in Dallas, Texas.

     TCO Consulting Services: ExpertOne services provide access to desktop support experts who can analyze a desktop environment, recommend solutions, manage their implementation and audit the results.

     Help Desk Services: CallOne services provide telephone technical support on more than 100 shrink-wrapped desktop software packages and a wide range of operating systems. The Company's Customer Support Centers ("CSCs") handle more than 370,000 calls per month for various types of customers including corporate help desk, Internet Service Providers and OEMs. CallOne services are available on a 24 hour a day, 7 day a week basis.

     Asset Management Services: The Company can inventory information technology asset data, such as personal computer location and number of software licenses, and provide information that leads to better asset management practices.

     Project Management Services: Through Project Management Services, the Company provides customized service programs to help system professionals manage all their information technology resources. For example, Technology Deployment Services can help companies roll out or retire desktop assets as part of a technology migration program.

     Services for the Mainframe Environment: MainOne. The Company has an extensive history in providing services to the data center. As part of its effort to standardize its offerings and in response to the changing life cycle needs of the data center marketplace, the Company developed a complete suite of support services for the data center called MainOne. MainOne services extend beyond critical hardware support to services that meet the strategic needs of data center management, including planning, consulting and management support.

     The Company offers a single source for maintaining the many brands and types of mission-critical equipment found in the data center through a full suite of services that includes: remedial and preventative maintenance on the mainframe and associated peripheral devices; equipment moves, additions and changes, including data center relocations; migration assistance for customers changing processors and/or software operating systems; assistance to customers in managing and consolidating vendor relationships; environmental, financial and disaster recovery services; and consulting expertise to help customers reduce data center costs, improve equipment performance and increase processor capacity.

     Services for the Midrange Environment: MidrangeOne. The Company's MidrangeOne services are designed to meet the support requirements of complex midrange computing environments. For many customers, midrange devices play the same mission-critical role as mainframe computers, as well as support their distributed computing environments.

     The Company offers an integrated suite of services, MidrangeOne, that addresses all the elements of today's more complex midrange environment, including: remedial and preventative maintenance on midrange equipment (such as IBM, Digital Equipment Corporation, Sun Microsystems, Inc., Sequent Computer Corporation, Hewlett-Packard and Memorex Telex Corporation), as well as on a full range of peripheral devices from hundreds of different manufacturers; problem resolution and migration support for midrange operating systems; services to support remote systems operations and backups; partnerships with industry leaders for specialized services such as disaster recovery, environmental auditing and equipment financing; and advice from midrange experts to assist with increasing system capacity, improving performance and lowering cost of ownership.

     Logistics Services: LogisticsOne. The Company's LogisticsOne services provide information technology companies such as OEMs, value added resellers and other third-party maintainers with cost-effective alternatives to internal parts repair and inventory pipeline management. The Company provides three distinct services under LogisticsOne:

     Hardware Services: The Company repairs and refurbishes computer parts and assemblies at its network of 15 depot repair centers across the United States. In addition to supporting its own business, these services are provided primarily for OEMs, distributors and other third-party maintenance companies.

     Systems Configuration Management Services: The Company assists customers with technology transitions, such as handling the current disposition of equipment or configuring machines for new technology roll-outs. The Company has years of experience installing and servicing a multivendor, multi-platform technology base.

     Inventory Life Cycle Management Services: These services, in support of OEMs, support both in-production or end-of-life parts and provide materials management support for the entire life cycle of products. These services help companies acquire inventory and maintain optimal stocking levels, allowing them to redirect funds normally spent on overstocking or replenishing inventory.

     Support Partner Programs. Customers increasingly demand turnkey services from vendors who can meet the total life cycle requirements of their systems. The Company is a services-only company, meaning it does not provide those aspects of the systems' life cycle that are not service- and support-related. To meet the needs of its customers, the Company maintains strategic alliances with companies who have expertise in key areas of the industry. Together with these support partners, the Company can offer customers the total life cycle of support, including such areas as equipment financing and leasing, disaster recovery services, environmental analysis, wiring and cabling, system design and equipment procurement.

     Sales and Marketing. The Company sells its services through a sales force of approximately 100 sales professionals aligned under several sales organizations:

          Commercial Sales sells hardware repair, commercial help desk, network and project services (equipment installations, moves, additions and changes or IMAC) to large and multinational commercial customers.

          Alliance Sales sells repair, professional services and deployment services to OEMs, distributors and resellers.

          Logistics Sales sells parts repair and logistics support services to OEMs, resellers, third-party service providers and select commercial accounts.

          End-User Support Sales sells help desk services to internet service providers, software publishers, OEMs, systems integrators and outsourcers.

     International Business Partners. In order to provide international service to its multinational customers, the Company supplements its broad North American infrastructure with strategic alliances in selected international markets. The Company maintains relationships with International Computers Limited ("ICL") and Fujitsu Australia Limited ("FAL"). The Company licenses certain of its proprietary multivendor support tools to FAL and to ICL Systems Service, which is ICL's multivendor services group in Western Europe. As a result, the Company is able to offer to its multinational customers service in Western Europe, Asia and Australia.

     ICL is a leading information technology company that has approximately 23,000 employees operating in about 80 countries around the world. In Western Europe, ICL Systems Service companies provide multivendor services in 17 countries with approximately 250 service locations and about 6,000 employees. Several of the Company's major customers, including SABRE Group, Inc. and DuPont Company, benefit from the agreement between the Company and ICL, whereby ICL agrees to provide services at the European locations of the Company's multinational customers. Through ICL, the Company utilizes the service branches of both ICL and ICL's parent company, Fujitsu Ltd., to provide worldwide multivendor support throughout Asia, the Pacific Rim, the Middle East and Africa.

     FAL, an affiliate of Fujitsu Ltd., provides multivendor services in Australia and New Zealand from more than 20 locations with 600 employees. In addition to providing technical support to FAL, the Company has supplied various management and sales support personnel to FAL. FAL also provides services to certain of the Company's multinational customers, including Sun Microsystems, Inc.

SERVICE INFRASTRUCTURE

     Centralized Dispatch. When a customer places a call for remedial maintenance, the Company uses its Dispatch Data Gathering system ("DDG") to manage the process. When a customer is identified, the DDG system displays the customer's service level requirements and covered equipment. Specific information on the symptoms of the problem and the products that are malfunctioning are entered into the system to begin tracking the service event. The Company's Customer Support Representative ("CSR") selects, based upon the requirements of the service event, the appropriate Customer Service Engineer ("CSE") from a list of pre-assigned primary and back-up personnel and passes this information to the selected CSE.

     The Company maintains three CSCs in Malvern, Pennsylvania; Minneapolis, Minnesota; and Tulsa, Oklahoma. Customers can reach the CSCs by calling a toll free telephone number. The CSCs currently are staffed with over 600 CSRs.

     Parts Logistics. To meet the service needs of its customers, the Company stocks more than 2.5 million units of spare parts representing more than 150,000 different parts for more than 25,000 types of equipment. The Company maintains more than 2,200 parts stocking locations to provide its technicians with rapid access to needed parts to support customer requirements, including locations at airports and overnight express hub locations to meet the needs of mission-critical support.

     In order to meet customer computer repair requirements, the Company maintains a tiered approach to management of its spare parts. Parts or assemblies with low failure rates are stocked in either the Company's central distribution center located in Malvern, Pennsylvania or in its critical parts center in Wilmington, Ohio. The Company also maintains six regional distribution centers in Atlanta, Georgia; Newark, New Jersey; Los Angeles, California; San Francisco, California; Chicago, Illinois; and Dallas, Texas. A major distribution center is also operated in Wilmington, Ohio to enable quick distribution of critical parts throughout the United States via Airborne's hub center. In order to service customers whose response time requirements are two to four hours, higher usage parts are maintained at the Company's branch offices or local attended stocking locations. Customer site parts storage is arranged when customer response time requirements are two hours or less.

     The Company's Field Inventory System ("FIS") is a real-time system which tracks the spare parts assigned to its field workforce. It is located at distribution centers, field offices or customer sites. Parts information processed through FIS is integrated with the Company's other key systems, including DDG and International Support Information System ("ISIS").

     For a discussion of the Company's recent accounting change with respect to spare parts, see "Restructuring -- Significant Recent Events."

     Parts Repair. The Company repairs and refurbishes computer parts and assemblies at depot repair centers across the United States. Repair facilities are located in the following areas: Phoenix, Arizona; Los Angeles and San Francisco, California; Chicago, Illinois; Boston, Massachusetts; Nashua, New Hampshire; Columbus, Ohio; Philadelphia, Pennsylvania; and Dallas, Texas; with a major distribution center at an Airborne transportation hub in Wilmington, Ohio. These centers are either certified to ISO-9002 quality processes and standards or are in the process of obtaining certification.

     In addition to supporting the Company's business, parts repair is provided to OEMs, distributors and other third-party maintenance companies. Repair capabilities include systems logic boards, hard drive assemblies, LCD panels, monitors, peripherals, power supplies and related equipment. Continued investment in repair technology enhances the Company's ability to service today's latest technology, such as flat-panel displays on laptop computers, and to perform component-level repair on complex multi-level circuit boards and subassemblies.

     Effective July 1, 1999, the Company changed its method of accounting for spare parts. See "Accounting Change-Spare Parts" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Field Service. The Company delivers support through one of the most extensive field service infrastructures in the industry. Approximately 2,100 field service technicians deliver service to approximately 36,000 customers at over 145,000 customer sites. These field technicians are based out of more than 150 service offices located across the United States and Canada. Depending on customer requirements, some Company personnel are based at customer sites.

     Technical Support. The Company is a Microsoft Certified Support Center, providing help desk support for a full range of Microsoft business software applications and operating systems. It is also designated as an Authorized Support Center by Lotus Development Corporation. Technical support is delivered through the CSCs and ranges from basic end-user software support to second level professional support. Technical support is provided with respect to software such as Microsoft Office Suite and operating systems such as Novell Netware, Windows NT, Windows 95/98, Sun Solaris, and Linux. Groupware Products such as Lotus Notes and Internet browsers, such as the Netscape Navigator and Microsoft Explorer, are also fully supported.

     Service Technology. The Company has developed several proprietary technologies for use in service planning, support and delivery. These service tools include proprietary databases, remote diagnostic and system monitoring software and instructional documentation. These technical support tools not only provide remote and on-site predictive and remedial service support, but also enable the Company to collect extensive, objective systems performance measurement information (on a customer's environment as well as benchmarking against the Company's database) which its customers can use to identify potential efficiencies, evaluate competing products and technologies, and determine whether their requirements are being met.

     The Company's proprietary service technologies include ISIS, SERVICE EDGE and MAXwatch(R). The Company licenses certain of these technologies and provides other technical support to certain foreign multivendor service providers, including ICL in Europe and FAL in Australia and New Zealand.

     International Support Information System. ISIS is a database accessible by the Company's CSEs which is comprised of diagnostic and symptom fix data for thousands of products; service updates; service planning information, such as machine performance and parts usage information; and remote support capabilities for large IBM systems, including automatic "call home" to the Company. The Company believes that ISIS is the most comprehensive service-related database of any independent computer service organization.

     SERVICE EDGE. SERVICE EDGE is a personal computer-based system installed at the customer's site which monitors error messages and collects and reports service data to help customers predict potential system failures and provide customers with system performance information.

     MAXwatch(R). MAXwatch(R) is an on-site program for products of Digital Equipment Corporation which monitors system integrity, proactively detects and corrects certain system errors, and automatically "calls home" for remote technical support when pre-defined error thresholds are exceeded. A similar product, MAX400, is available for IBM AS/400 systems.

     DecisionOne(R), ISIS, Service Edge, MAXwatch(R), One to 1, NetworkOne, ExpertOne, CallOne, AssetOne, MainOne, MidrangeOne and LogisticsOne are service marks or trademarks owned by the Company. All other brand names, service marks or trademarks appearing herein are the property of their respective owners.

     Training. The Company maintains the technical expertise of its CSEs through training programs designed to teach the various techniques for determining the status of a customer's total computer operations. The Company's training offers support professionals broad exposure to various computer system technologies.

     The Company's training facilities include 12 classrooms, 18,000 square feet of hands-on lab space, a curriculum of over 80 courses and computer-based training consisting of 800 titles and 4,000 hours of self-paced instructions. The Company has five training centers and labs located in Frazer, Pennsylvania; Malvern, Pennsylvania; Minneapolis, Minnesota; Tulsa, Oklahoma; and Phoenix, Arizona. Six months following course work, the Company surveys the CSEs to gauge the effectiveness and applicability of its training curriculum.

CUSTOMERS

     The Company services over 36,000 customers at over 145,000 sites across the United States and Canada. The Company sells services primarily to three types of customers: large businesses that have complex computing support needs and typically maintain data center, distributed computing and desktop environments; medium-sized businesses that rely primarily on distributed systems for their computing needs; and OEMs and software developers that contract with the Company for warranty services, logistics support services or help desk support. The majority of the Company's revenues are attributable to large businesses with complex computing support needs.

COMPETITION

     Competition among computer support service providers, both OEM and independent service organizations, is intense. The Company believes that approximately 80% of that portion of the hardware maintenance services market that is related to mainframes and stand alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, work groups and personal computers. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise.

     The Company considers its principal competitors to include IBM, Compaq, Unisys Corporation, GetronicsWang and the multivendor service divisions of certain other OEMs, other national independent service organizations providing service that are not affiliated with OEMs such as Inacom Corporation, CompuCom Systems, Inc., Sykes Enterprises, Inc. and various regional service providers.

     The Company believes that the primary competitive factors in the computer services industry are the quality of a company's services, the ability to service a wide range of products supplied by a variety of vendors, the geographic coverage of a company's services and the cost to the customer of those services. The Company believes that customers are increasingly looking for service providers capable of providing a single-source solution for their increasingly complex multivendor systems. See "Risk Factors."

EMPLOYEES

     As of June 30, 1999, the Company had approximately 5,050 full-time and 60 part-time employees. None of the Company's employees are currently covered by collective bargaining agreements. Management considers employee relations to be good.

                                  RISK FACTORS

FAILURE TO COMPLETE INDEBTEDNESS RESTRUCTURING

     As previously described, the proposed Indebtedness Restructuring is subject to formal approvals by both the bank lending group and the Bankruptcy Court prior to consummation. The Company believes that obtaining the approval of the bank lending group and the holders of the 14% Notes, before filing the Indebtedness Restructuring Plan (the "Plan") with the Bankruptcy Court would minimize disputes concerning the Indebtedness Restructuring and would, therefore, substantially reduce the time and costs of the bankruptcy case and afford the best opportunity to complete the Indebtedness Restructuring. There can be no assurance, however, that these approvals will be obtained, or that the Plan will be approved in the form submitted. Further, if the Plan is not approved, the Company will be forced to evaluate its available options, which include, but are not limited to, filing for protection under the Bankruptcy Code without a pre-approved plan of reorganization. Such a filing could result in liquidation, rather than a reorganization of the Company, and any such reorganization, even if undertaken, may not be accomplished on terms as favorable to the Company's creditors as the terms of the Indebtedness Restructuring.

     Additionally, it is possible that perceived difficulties from the Company's involvement in a bankruptcy case could adversely affect the relationships of the Company with its suppliers, customers and employees, and could have other adverse effects of the Company's business, particularly in the event of a bankruptcy other than pursuant to a pre-approved plan of reorganization. Management believes, however, that using a prepackaged plan of reorganization in connection with the Company's bankruptcy case will reduce the adverse effect of a bankruptcy filing on the Company's business because such a prepackaged case is likely to be completed more quickly than an ordinary bankruptcy case, disputes with and among creditor and equity holder groups will be minimized, and the Company will have the opportunity to take certain preparatory measures in advance of the filing.

     Upon filing of the approved Plan, the Company intends to seek promptly the authorization of the Bankruptcy Court to continue to pay in full, in the ordinary course of business, the general unsecured pre-petition claims of each trade creditor and customer of the Company. Additionally, the Company intends to seek the Bankruptcy Court's authorization to pay all accrued pre-petition salaries, wages and commissions and applicable taxes thereon, as well as medical and other benefits and other payroll-related liabilities, on an uninterrupted basis. While the Company expects that these authorizations will likely be granted by the Bankruptcy Court, there can be no assurance that these authorizations will be obtained.

     Even if the Company obtains the approval of the Plan from the bank lending group and the holders of the 14% Notes, there can be no assurance that the Bankruptcy Court will approve and confirm the Plan. Under the Bankruptcy Code, any party in interest, including the United States Trustee, any creditor or any equity holder, has the right to be heard by the Bankruptcy Court on any issue in the prepackaged proceeding. It is possible that such a party could challenge, among other things, the terms of the Plan, the adequacy of the Company's disclosure in its Disclosure Statement filed in connection with the bankruptcy filing or the adequacy of the time period allotted under the solicitation of acceptance of the Plan for considering whether to accept or reject the Plan. Further, even if such a challenge were not to occur, the Bankruptcy Court could decline to approve the Plan if it found that a statutory condition for confirmation had not been met. There can be no assurance that any such challenges and/or failures to meet statutory conditions would be resolved by the Company, that modifications of the Plan would not be required for its confirmation, or that such modifications would not require resolicitation for approvals from one or more classes of impaired claims or equity interests. Such events, were these to occur, could result in either non-confirmation of the Plan or a significant delay in Plan confirmation by the Bankruptcy Court, both of which could have a material adverse impact on the Company and its operations.

LOSS OF CONTRACT-BASED REVENUE

     As is customary in the computer services industry, the Company experiences reductions in its contract-based revenue, which accounted for approximately 90% of the Company's revenues during fiscal year 1999, as customers may eliminate certain equipment or services from coverage under the contracts, typically upon 30 days' notice, or either cancel or elect not to renew their contracts upon 30, 60 or 90 days' notice. The

Company believes that the principal reasons for the loss of contract-based revenue are the replacement of the equipment being serviced with new equipment covered under a manufacturer's warranty, the discontinuance of the use of equipment being serviced for a customer due to obsolescence or a customer's determination (based on cost, quality and scope of services) to utilize a competitor's services or to move technical support services in house. There can be no assurance that the Company will be able to offset the reduction of contract-based revenue and maintain revenue growth through acquisitions and new contracts in the future. Any failure to enter into new contracts, add additional services and equipment to existing contracts or consummate acquisitions could have a material adverse effect on the Company's profitability. See
"Business -- Current Operating Plan" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

DEPENDENCE ON COMPUTER INDUSTRY TRENDS

     The Company's future success is dependent upon (i) the continuation of a number of trends in the computer industry, including the migration by information technology end-users to multivendor and multisystem computing environments, the overall increase in the sophistication and interdependency of computing technology, and a focus by information technology managers on cost efficient management, and (ii) its ability to diversify its services to meet the needs of clients with respect to these trends. The Company believes that these trends have resulted in a movement by both end-users and original equipment manufacturers (each, an "OEM") towards outsourcing and an increased demand for support service providers that have the ability to provide a broad range of multivendor support services. There can be no assurance that these trends will continue in the future, see "Indebtedness Restructuring," or that the Company will be able to diversify its available services to take advantage of such trends. See "Failure of Diversification Strategy."

RAPID TECHNOLOGICAL CHANGE

     Rapid technological change and compressed product life cycles are prevalent in the computer industry, which may lead to the development of improved or lower cost technologies, higher quality hardware with significantly reduced failure rates and maintenance needs, or customer decisions to replace rather than continue to repair and maintain aging hardware, which could result in a reduced need for the Company's services in the future. Moreover, such rapid technological changes could adversely affect the Company's ability to predict equipment failure rates and, therefore, to establish prices that provide adequate profitability. Similarly, new computer systems could be built based upon proprietary, as opposed to open, systems that cannot be serviced by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

VARIABILITY OF PER INCIDENT REVENUES

     Per incident revenues, which consist primarily of revenues from services performed for customers on an as requested basis (e.g., projects, help desk services, parts repair, installations and moves, installation and de-installation of computer equipment), are subject to monthly variation due to the nature of per incident revenue transactions. Per incident revenues were approximately $190 million during fiscal year 1999. It is difficult for the Company's management to estimate the impact or amount of future per incident revenues because per incident revenues are dependent on customer demand, which fluctuates based upon various factors such as competition, the demand for "Year 2000" compliance assistance and customers' use of internal employees. In addition, since a significant amount of per incident revenues are mostly generated from the Company's customers with monthly maintenance contracts, a decrease in the number of such contracts has resulted in a decrease in per incident revenues. The Company may not be able to generate significant amounts of per incident revenue in the future.

DEPENDENCE ON KEY PERSONNEL

     The Company's continued success, including the successful implementation of the Restructuring, depends, to a large extent, upon the efforts and abilities of key managerial employees, particularly the Company's executive officers. Competition for qualified management personnel in the industry is intense. The loss of the services of certain of these key employees or the failure to retain other qualified employees could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to retain qualified management personnel during or after the Indebtedness Restructuring period, and recently, the Company has experienced the loss of several key personnel. See "Business -- Indebtedness Restructuring" and "Directors and Executive Officers."

FAILURE OF DIVERSIFICATION STRATEGY

     Certain changes in the industry have made it necessary for the Company to build its business beyond traditional hardware repair services in order to remain competitive. Among other factors, the shift from mainframe to client server environments, lower hardware prices, higher product reliability, longer warranty periods, more rapid innovation, and standardization and convergence of hardware and software have led to a number of new trends in the industry, including (i) the convergence of replacement cost and repair cost, (ii) a decline in hardware repair business opportunities, and (iii) a market shift from servers, to desktop computers and networks. As a result, the Company expects to continue to seek to diversify its services, particularly in emerging markets such as the desktop environment, and to consolidate its presence in existing markets by targeting specific customer groups. However, risks associated with pursuing a diversification strategy of this nature include, without limitation, the risk that the strategy chosen to be implemented is flawed or that such strategy fails to be successfully implemented because, among other reasons, the Company lacks financial resources or qualified personnel. As a result, the Company may not implement the diversification strategy successfully. In addition, there can be no assurance that the diversification strategy developed by the Company will generate sufficient revenues to offset the continuing decline in the Company's hardware repair revenues.

INABILITY TO FUND FUTURE GROWTH

     The Company may not be able to maintain and increase its revenue base and to respond to shifts in customer demand and changes in industry trends if it is not able to generate sufficient cash flow or obtain sufficient capital for the purpose of, among other things, financing acquisitions, satisfying customer contractual requirements and financing infrastructure growth, including a significant investment in inventory. There can be no assurance that the Company will be able to generate sufficient cash flow or that financing will be available on acceptable terms (or permitted to be incurred under the terms of the New Credit Agreement or any other future indebtedness) to fund the Company's future growth.

COMPETITION AND THE COMPETITIVE ADVANTAGE OF OEMS

     Competition among computer support service providers, both OEMs and independent service organizations, is intense. The Company believes that approximately 80% of that portion of industry hardware maintenance services related to mainframes and stand alone midrange systems is currently serviced by OEM service organizations. In addition, the Company believes that OEM service organizations provide a smaller, but still significant, portion of the computer maintenance services related to distributed systems, work groups and personal computers. The remainder of the technology support services market is serviced by a small number of larger, independent companies, such as the Company, offering a broader range of service capabilities, as well as numerous small companies focusing on narrower areas of expertise or serving limited geographic areas.

     In many instances, OEM service organizations have greater resources than the Company, and, because of their access to the OEM's engineering data, may be able to respond more quickly to servicing equipment that incorporates new or emerging technologies. Moreover, some OEMs, especially in the mainframe environment, do not make available to end-users or independent service organizations the technical information, repairable parts, diagnostics, information that relates to engineering changes and other support items required to service their products, and design and sell their products in a manner so as to make it virtually impossible for a third party to perform maintenance services without potentially infringing upon certain proprietary rights of the OEM. In addition, OEMs are sometimes able to develop proprietary remote diagnostic or monitoring systems which the Company may not be able to offer. Therefore, OEM service organizations sometimes have a cost and timing advantage over the Company because the Company must first develop or acquire from another party the required support items before the Company can provide services for that equipment. An OEM's cost advantage, the unavailability of required support items or various proprietary rights of the OEM may preclude the Company from servicing certain products. Furthermore, OEMs usually provide warranty coverage for new equipment for specified periods, during which it is not economically feasible for the Company to compete for the provision of maintenance services. To the extent that OEMs choose, for marketing reasons or otherwise, to expand their warranty periods or terms, the Company's business may be adversely affected.

TERMINATION OF THE IBM CONSENT DECREE

     In June 1994, International Business Machines Corporation ("IBM") filed in the United States District Court for the Southern District of New York a motion to terminate a 1956 consent decree (the "IBM Consent Decree") that, among other things, requires IBM to provide spare parts, documentation and other support items for IBM electronic data processing systems to third parties on reasonable terms and places other restrictions on IBM's conduct. On January 18, 1996, the court entered an order approving a modification of the IBM Consent Decree that, among other things, terminated the IBM Consent Decree except insofar as it applies to the System 360/370/390 (mainframes) and AS/400 (midrange) families of IBM products. In July 1996, IBM and the U.S. Department of Justice reached an agreement in tentative settlement of the remainder of IBM's motion and jointly moved to terminate, on a phased basis, the remaining provisions of the IBM Consent Decree. On May 1, 1997, the court granted the joint motion. On February 5, 1998, the United States Court of Appeals for the Second Circuit affirmed the decision of the District Court. Consequently, certain of the remaining provisions of the IBM Consent Decree (primarily relating to sales and marketing restrictions on IBM) terminated either immediately upon, or within six months of, entry of the court order; all of the other remaining provisions (including those requiring IBM to provide parts and other support items to third parties) terminate on July 2, 2000 with respect to AS/400 systems and on July 2, 2001 with respect to System 360/370/390 mainframes.

     The impact, if any, upon the Company of the termination of such sales and marketing restrictions is impossible to predict because such impact depends upon what changes, if any, IBM will make in its sales and marketing policies and practices. As a result of the termination of the IBM Consent Decree, the Company's ability to service midrange and mainframe products may be adversely affected. Furthermore, as the Company's business is highly dependent upon its ability to service a wide variety of equipment in a multivendor environment, the inability to compete effectively for the service of IBM mainframes and midrange products could cause the loss of a substantial portion of the Company's customer base to IBM or an IBM affiliate, which would have a material adverse effect on the Company's business.

SINGLE SUPPLIERS FOR INVENTORY

     Spare parts purchases are made from OEMs and other vendors. The Company from time to time will have only a single supplier for a particular part which, in some cases, may be the OEM for such spare part. Should a supplier be unwilling or unable to supply any part or component in a timely manner, the Company's business could be adversely affected. In addition, the Company is dependent upon IBM for obtaining certain parts that are critical to the maintenance of certain IBM mainframe and midrange systems that IBM is currently required to make available to third parties pursuant to the IBM Consent Decree. There can be no assurance that IBM will continue to make parts available for AS/400 Systems after July 2, 2000 and for System 360/370/390 mainframes after July 2, 2001. Even if such parts or components are available, a shortage of supply could result in an increase in procurement costs which, if not passed on to the customer, may adversely affect the Company's profitability.

DIFFICULTIES IN MANAGING INVENTORY

     In order to service its customers, the Company is required to maintain a high level of spare parts for extended periods of time. Any decrease in the demand for the Company's maintenance services could result in a substantial portion of the Company's spare parts becoming excess, obsolete or otherwise unusable. In addition, rapid changes in technology could render significant portions of the Company's spare parts obsolete, thereby giving rise to write-offs and a reduction in profitability. The inability of the Company to manage its spare parts or the need to write them off in the future could have a material adverse effect on the Company's business, financial results and results of operations.

     Effective July 1, 1999, the Company changed its accounting policy for spare parts. See "Accounting Change -- Spare Parts" included in Item 7 herein.

FAILURE TO PRICE FIXED FEE CONTRACTS ACCURATELY

     Under many of the Company's contracts, the customer pays a fixed fee for customized bundled services that are priced by the Company based on its best estimates of various factors, including estimated future equipment failure rates, cost of spare parts and labor expenses. There can be no assurance that the Company will be able to estimate these factors with sufficient accuracy in order to price these fixed fee contracts on terms favorable to the Company. The failure of the Company to price its fixed fee contracts accurately could have a material adverse effect on the Company's profitability.

CONTINUING LEVERAGE AND ABILITY TO SERVICE DEBT

     Although the proposed Indebtedness Restructuring will significantly reduce the Company's debt service obligations, the Company will remain highly leveraged after consummation of the Plan. As of June 30, 1999, the principal amount of the Company's indebtedness was approximately $786.8 million. After giving effect to the Indebtedness Restructuring on a pro forma basis as of such date, the principal amount of the Company's indebtedness would have been approximately $253.0 million. Following completion of the Indebtedness Restructuring, the Company will continue to be subject to significant principal and interest payment obligations with respect to the New Credit Agreement. The Company's ongoing high leverage and significant debt service obligations will continue to pose a substantial risk to the holders of the Company's debt and equity following the Indebtedness Restructuring.

     Although the New Credit Agreement will revise the Existing Credit Agreement's financial and operating covenants in light of the Indebtedness Restructuring, the Company will continue to be subject to a number of significant restrictive financial and operating covenants. The covenants expected to be contained in the New Credit Agreement may impose more restrictive limitations upon the Company's operations than the covenants of the Existing Credit Agreement. Accordingly, the discretion of the Company's management will continue to be significantly limited by such covenants following consummation of the Indebtedness Restructuring.

     Management believes that, following completion of the Indebtedness Restructuring, the Company's operating cash flow, together with borrowings under the New Credit Agreement, will be sufficient to meet its anticipated future operating expenses, capital expenditures, and debt service obligations. However, the Company's ability to meet its debt service obligations and to comply with the financial and operating covenant restrictions contained in the New Credit Agreement, will depend on a number of factors, including its future operating performance and its ability to achieve the Operating Plan and its fiscal year 2000 Business Plan, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control. While management believes that the Company's financial projections are reasonable, there can be no assurance that such projections will prove to be correct, or that the Company will be able to meet its ongoing debt service obligations. If the Company's future operating cash flows are less than currently anticipated, it may be forced, in order to meet its debt service obligations, to reduce or delay acquisitions, purchases of spare parts or capital expenditures, or to sell assets or reduce operating expenses, including, but not limited to, investment spending such as selling and marketing expenses, expenditures on management information systems, expenditures on new products and personnel-related expenses. If the Company is unable to meet its debt service obligations, it could attempt to restructure or refinance its indebtedness or to seek additional equity capital. There can be no assurance that the Company will be able to effect any of the foregoing on satisfactory terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     After consummation of the proposed Indebtedness Restructuring, the Company will not have in place any sources of liquidity other than the New Credit Agreement and cash from operations. Any increase in the Company's debt service requirements or any reduction in amounts available for borrowings under the New

Credit Agreement could significantly affect the Company's ability to fund working capital and capital expenditures following the Indebtedness Restructuring.

CONTROL BY DLJ

     Approximately 87.4% of the outstanding shares of the Company's common stock are currently held by the DLJMB Group. As a result of its stock ownership and the Investors' Agreement (which includes members of management to the extent their shares are acquired through the Company's Direct Investment Program), the DLJMB Group controls the Company and has the power to elect a majority of the Company's directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock, including adoption of certain amendments to the Company's certificate of incorporation and approving mergers or sales of all or substantially all of the Company's assets. The directors elected by the DLJMB Group have the authority to effect decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. Following the Merger, there has been a limited market for the Company's common stock because of the significant ownership of the DLJMB Group. As a result, stockholders may experience difficulty selling shares or obtaining prices that reflect the value thereof. If consummated, the proposed Restructuring would result in a significant change in control of the Company's common stock. See "Business -- Indebtedness Restructuring."

ITEM 2.  PROPERTIES

     Item 2 is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. ("Holdings") and DecisionOne Corporation.

FACILITIES

     The Company leases certain office and warehouse facilities under operating leases and subleases that expire at various dates through November 30, 2009. The Company's executive offices are located at the Frazer, Pennsylvania facility listed below. The principal facilities currently leased or subleased by the Company are as follows:

                                                           SQUARE         LEASE
                                                           FOOTAGE      EXPIRATION
                                                           -------    --------------
Frazer, Pennsylvania (Office)............................  109,800     December 2005
Malvern, Pennsylvania (Depot/Call Center)................  200,000     February 2006
Richfield, Minnesota (Call Center).......................   83,360          May 2006
Hayward, California (Depot)..............................   91,112    September 2002
Northborough, Massachusetts (Depot)......................   52,778         July 2001
Wilmington, Ohio (Warehouse).............................  102,400      January 2001
Grove City, Ohio (Depot).................................  116,573         July 2002
Phoenix, Arizona (Depot).................................   60,000        April 2001
Devon, Pennsylvania (Office/Warehouse)...................   50,400     December 2005
College Station, Texas (Call Center).....................   50,096     November 2009
Tulsa, Oklahoma (Office/Call Center).....................   36,530      October 2004

     The Company's management believes that its current facilities will be adequate to meet its operational requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Item 3 is presented with respect to both registrants submitting this filing, DecisionOne Holdings Corp. ("Holdings") and DecisionOne Corporation (collectively, the "Company").

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

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund Sites: (i) PAS Irwin Dump Site, Oswego, New York (and six satellite sites, including the Fulton Terminals Site, Fulton, New York); (ii) North Penn Area 6 Site, Lansdale, Pennsylvania;
(iii) Revere Chemical Site, Nockamixon, Pennsylvania; and (iv) Malvern TCE site, Malvern, Pennsylvania. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to the Boarhead Farms Site, Bridgeton, Pennsylvania, at a site related to the Revere Chemical site, but has not received any additional communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean up costs. The Company initially estimated that its share of the costs of the clean up of one of the sites was approximately $500,000, of which $372,000 remained unpaid and accrued for in the accompanying consolidated balance sheet as of June 30, 1999. Complete information as to the scope of required clean up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 18 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE OF THE COMMON STOCK

     The Common Stock of DecisionOne Holdings Corp. is traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau and is listed on the OTC Bulletin Board under the symbol "DOCI". The common stock shares previously traded on the Nasdaq National Market System from April 6, 1996 through July 14, 1999. As of September 10, 1999, there were approximately 600 stockholders of record. The following table shows, for the periods indicated, the high and low sale prices of a share of the Company Common Stock as reported by the Nasdaq National Market System through July 14, 1999, the date of delisting of the Common Stock, and by the National Quotation Bureau thereafter.

                                                              HIGH    LOW
                                                              ----    ---
1997
First Quarter...............................................   19     14 3/4
Second Quarter..............................................   22 3/4 14 3/4
Third Quarter...............................................   30     22 3/8
Fourth Quarter..............................................   34 3/8 24 1/2
1998
First Quarter...............................................   27 3/8 17 1/2
Second Quarter..............................................   23 1/2 17 1/2
Third Quarter...............................................   20 1/8  8 1/2
Fourth Quarter..............................................   10      4 3/4

                                                              HIGH    LOW
                                                              ----    ---
1999
First Quarter...............................................    6 3/32  1 3/8
Second Quarter..............................................    3 9/16  1 1/4
Third Quarter*..............................................    2 7/16   15/32

---------------
* Through September 10, 1999.

     Since its initial public offering in 1996, the Company has not paid any cash dividends on its Common Stock and it does not have any present intention to commence payment of any cash dividends. The Company's debt agreements and other agreements to which it is a party contain certain covenants restricting the payment of dividends on, or repurchases of, Company Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data sets forth, for the periods and the dates indicated, selected consolidated financial data of the Company, derived from the historical consolidated financial statements of the Company. The consolidated financial data of the Company for the years ended June 30, 1999, 1998 and 1997 and as of June 30, 1999 and 1998 are derived from the Company's audited consolidated financial statements included elsewhere herein. The information set forth below is qualified by reference to and should be read in conjunction with the Company's and DecisionOne Corporation and Subsidiaries' Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                             YEARS ENDED JUNE 30,
                                            ------------------------------------------------------
THE COMPANY                                   1999        1998        1997       1996       1995
-----------                                 ---------   ---------   --------   --------   --------
                                            (IN THOUSANDS, EXCEPT PRO FORMA LOSS PER COMMON SHARE)
STATEMENT OF OPERATIONS DATA:(1)(4)
Revenues..................................  $ 725,943   $ 805,717   $785,950   $540,191   $163,020
Income (loss) before discontinued
  operations and extraordinary item.......   (105,600)   (183,130)    31,084     20,789     41,415
Net Income (loss)(2)......................   (105,600)   (183,130)    31,084     18,862     42,528
Earnings (loss) per share.................      (8.40)     (13.05)      1.03       0.75       1.86
Pro forma net loss (unaudited)(3).........               (124,266)      (183)
Pro forma loss per common share
  (unaudited)(3)..........................                  (9.91)     (0.01)
BALANCE SHEET DATA:(1)(4)
Consumable parts..........................  $  15,859   $  23,097   $ 29,052   $ 29,770   $  3,455
Repairable parts..........................    134,924     142,446    205,366    154,970     27,360
Total assets..............................    455,887     541,987    623,105    514,510    135,553
Debt......................................    786,840     744,323    237,509    190,903     25,571
Redeemable preferred stock................         --          --         --         --      6,811
Total shareholders' equity (deficiency)...   (467,156)   (361,606)   214,888    180,793     14,677

---------------
(1) The Selected Financial Data presented includes the results of operations and balance sheet data of the Company, including the following acquisitions:
    Servcom from September 1, 1994, BABSS from October 20, 1995 and certain assets of the U.S. computer service business of Memorex Telex from November 15, 1996.

(2) The years ended June 30, 1998 and 1995 includes a $15.8 million and $23.1 million, respectively net benefit arising from the recognition of future tax benefits of tax loss carryforwards and temporary timing differences. See
    Note 11 to the Company's Consolidated Financial Statements for additional information.

(3) Pro forma net loss and loss per common share information for the fiscal years ended June 30, 1998 and 1997 is presented to reflect the Merger and related transactions as if these had occurred on July 1, 1996.

    Historical per share data is not presented as this would not be meaningful. See Note 4 to the Company's Consolidated Financial Statements for additional information.

(4) Certain reclassifications have been made to prior years' data in order to conform to the 1999 presentation.

                                                             YEARS ENDED JUNE 30,
                                            ------------------------------------------------------
DECISIONONE CORPORATION                       1999        1998        1997       1996       1995
-----------------------                     ---------   ---------   --------   --------   --------
                                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:(1)(4)
Revenues..................................  $ 725,943   $ 805,717   $785,950   $540,191   $163,020
Income (loss) before discontinued
  operations and extraordinary item.......   (162,918)   (171,641)    31,084     20,789     41,415
Net Income (loss)(2)......................   (162,918)   (171,641)    31,084     18,862     42,528
Pro forma net income (loss)
  (unaudited)(3)..........................               (111,357)     5,726
BALANCE SHEET DATA:(1)(4)
Consumable parts..........................  $  15,859   $  23,097   $ 29,052   $ 29,770   $  3,455
Repairable parts..........................    134,924     142,446    205,366    154,970     27,360
Total assets..............................    451,711     606,439    623,105    514,510    135,553
Debt......................................    683,344     652,077    237,509    190,903     25,571
Redeemable preferred stock................         --          --         --         --      6,811
Total shareholder's equity (deficiency)...   (367,336)   (204,468)   214,888    180,793     14,677

---------------
(1) The Selected Financial Data presented includes the results of operations and balance sheet data of DecisionOne Corporation, including the following acquisitions: Servcom from September 1, 1994, BABSS from October 20, 1995 and certain assets of the U.S. computer service business of Memorex Telex from November 15, 1996.

(2) The years ended June 30, 1998 and 1995 includes a $14.8 million and $23.1 million, respectively net benefit arising from the recognition of future tax benefits of tax loss carryforwards and temporary timing differences. See
    Note 11 to DecisionOne Corporation's Consolidated Financial Statements for additional information.

(3) Pro forma net income (loss) for the fiscal years ended June 30, 1998 and 1997 is presented to reflect the Merger and related transactions as if these had occurred on July 1, 1996. See Note 4 to DecisionOne Corporation's Consolidated Financial Statements for additional information.

(4) Certain reclassifications have been made to prior years' data in order to conform to the 1999 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's primary source of revenues is contracted services for multivendor computer maintenance and technology support services, including hardware support, end-user and software support, network support and other support services. Approximately 91% of the Company's revenues are derived from maintenance contracts covering a broad spectrum of computer services. These contracts typically have a stipulated monthly fee over a fixed initial term (typically one year) and continue thereafter unless canceled by either party. Such contracts generally provide that customers may eliminate certain equipment and services from the contract upon notice to the Company. In addition, the Company enters into per-incident arrangements with its customers. Per incident contracts can cover a range of bundled services for computer maintenance or support services or for a specific service, such as network support or equipment relocation services. Another form of per incident service revenues includes time and material billings for services as needed, principally maintenance and repair, provided by the Company. Furthermore, the Company derives additional revenues from the repair of hardware and components at the Company's logistics services and depot repair facilities.

     Pricing of the Company's services is based on various factors including equipment failure rates, cost of repairable parts and labor expenses. The Company customizes its contracts to the individual customer based generally on the nature of the customer's requirements, the term of the contract and the services that are provided.

     The Company experiences reductions in revenue when customers replace equipment being serviced with new equipment covered under a manufacturer's warranty, discontinue the use of equipment being serviced due to obsolescence, choose to use a competitor's services or move technical support services in-house. The Company must more than offset this revenue "reduction" to grow its revenues and seeks revenue growth from two principal sources: internally generated sales from its direct and indirect sales force and the acquisition of contracts and assets of other service providers. The acquisition of contracts and assets has generally provided the Company with an opportunity to realize economies of scale because the Company generally does not increase its costs related to facilities, personnel and consumable and repairable parts in the same proportion as increases in acquired revenues. Any failure to consummate acquisitions, enter into new contracts or add additional services and equipment to existing contracts, or any increase in erosion could have a material adverse effect on the Company's profitability. The Company has not completed any acquisitions since the first quarter of fiscal 1999 and it expects to be unable to finance acquisitions pending the restructuring of its indebtedness, see "Overview."

     Cost of revenues is comprised principally of personnel-related costs (including fringe benefits), consumable parts cost recognition, amortization and repair costs for repairable parts, and facilities costs and related expenses.

MERGER AND RECAPITALIZATION

     On August 7, 1997, the Company consummated the Merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJMB. The Merger, which has been recorded as a recapitalization as of the consummation date for accounting purposes, occurred pursuant to an Agreement and Plan of Merger among the Company and Quaker dated May 4, 1997, as amended (the "Merger Agreement").

     In accordance with the terms of the Merger Agreement, which was approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of DecisionOne Holdings Corp. common stock outstanding immediately prior to the Merger received $23 per share in cash in exchange for these shares. Holders of approximately 5.3% of shares of

DecisionOne Holdings Corp. common stock outstanding immediately prior to the Merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. The aggregate value of the Merger was approximately $940 million, including refinancing of DecisionOne Corporation's then existing revolving credit facility (see Note 4 and Note 10 to the Company's Consolidated Financial Statements).

     The Company incurred various expenses, aggregating approximately $69.0 million, in connection with consummating the Merger. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. This one-time charge was reflected during the first quarter of fiscal 1998. In addition to these expenses, the Company also incurred $22.3 million of capitalized debt issuance costs associated with the Merger financing. These costs are being charged to interest expense over the terms of the related debt instruments (see "Liquidity and Capital Resources").

RESULTS OF OPERATIONS

     The following discussion of results of operations is presented for the fiscal years ended June 30, 1999, 1998 and 1997. The results of operations of the Company include the operations of Memorex Telex from November 15, 1996.

     The following tables set forth, for the periods indicated, certain operating data expressed in dollar amounts and as a percentage of revenues:

                                                      FISCAL YEAR ENDED JUNE 30,
                                                  -----------------------------------
                                                    1999         1998         1997
                                                  ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues........................................  $ 725,943    $ 805,717    $ 785,950
Cost of Revenues................................    575,063      613,806      584,755
                                                  ---------    ---------    ---------
Gross Profit....................................    150,880      191,911      201,195
Selling, general and administrative expenses....    120,625      142,462      105,675
Amortization of intangibles.....................     26,969       27,169       23,470
Merger expenses.................................         --       69,046           --
Loss on asset sales and disposals...............      1,491       87,458           --
Employee severance and unutilized lease
  losses........................................      4,500           --        4,300
                                                  ---------    ---------    ---------
Total operating expenses........................    153,585      326,135      133,445
                                                  ---------    ---------    ---------
  Operating income (loss).......................     (2,705)    (134,224)      67,750
Interest expense, net of interest income........     77,535       64,683       14,698
Provision (benefit) for income taxes............     25,360      (15,777)      21,968
                                                  ---------    ---------    ---------
  Net income (loss).............................  $(105,600)   $(183,130)   $  31,084
                                                  =========    =========    =========
OTHER DATA:
EBITDA(1).......................................  $ 128,951    $ 166,834    $ 168,639
  Less: Amortization of repairable parts........     85,391       81,597       63,870
                                                  ---------    ---------    ---------
Adjusted EBITDA(1)..............................  $  43,560    $  85,237    $ 104,769
                                                  =========    =========    =========
Net cash provided by operating activities.......  $  71,900    $  13,337    $  88,974
Net cash (used in) investing activities.........    (78,816)     (98,629)    (129,244)
Net cash provided by financing activities.......     31,750       80,830       42,926

---------------
(1) "EBITDA" represents income (loss) from continuing operations before interest expense, interest income, income taxes (benefit), depreciation, amortization of intangibles, amortization of repairable parts, amortization of discounts and capitalized expenditures related to indebtedness, merger expenses (approximately $69.0 million for the year ended June 30, 1998), loss on asset sales and disposals

    (approximately $1.5 million and $87.5 million for the years ended June 30, 1999 and 1998 respectively), a special charge to the provision for uncollectible receivables (approximately $12.3 million for the year ended June 30, 1998), and incremental charges related to the Company's ongoing service delivery re-engineering program (approximately $7.7 million during the fiscal year ended June 30, 1998). "Adjusted EBITDA" represents EBITDA reduced by the amortization of repairable parts. Adjusted EBITDA is presented because it is relevant to certain covenants contained in debt agreements entered by the Company in connection with the merger, and because the Company believes that Adjusted EBITDA is a more-consistent indicator of the Company's ability to meet its debt service, capital expenditure and working capital requirements.

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................  100.0%    100.0%    100.0%
Cost of Revenues............................................   79.2%     76.2%     74.4%
                                                              -----     -----     -----
Gross Profit................................................   20.8%     23.8%     25.6%
Selling, general and administrative expenses................   16.6%     17.7%     13.4%
Amortization of intangibles.................................    3.7%      3.4%      3.0%
Merger expenses.............................................     --       8.6%       --
Loss on asset sales and disposals...........................    0.2%     10.9%
Employee severance and unutilized lease losses..............    0.6%      0.0%      0.5%
Total operating expenses....................................   21.2%     40.5%     17.0%
  Operating income (loss)...................................   (0.4)%   (16.7)%     8.6%
Interest expense, net of interest income....................   10.7%      8.0%      1.9%
Provision (benefit) for income taxes........................    3.5%     (2.0)%     2.8%
                                                              -----     -----     -----
  Net income (loss).........................................  (14.5)%   (22.7)%     4.0%
                                                              =====     =====     =====

OVERVIEW

     The Company has continued to experience declining trends in revenues, earnings and EBITDA for the three and twelve-month periods ended June 30, 1999 compared to the corresponding periods ended June 30, 1998. The declining trends principally result from lower sales of new service contracts, erosion of contract base, and minimal acquisition growth.

     On January 28, 1999, the Company initiated a corporate operating plan ("Operating Plan") intended to restore revenue growth and improve financial performance. The Operating Plan included the following key components:
(i) focusing all aspects of the Company's operations -- from sales through service delivery -- on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as the "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and
(iii) financial structure changes, including DLJMB's additional $7.3 million investment in the form of senior unsecured notes in DecisionOne Corporation, and the Company's agreement with its lenders to waive financial covenants in the Company's credit agreement through July 29, 1999 (see "Liquidity and Capital Resources" for additional details).

     The Company is on schedule to achieve its $40 million annual cost reduction target. Notwithstanding the Operating Plan, the Company currently believes it is likely that its revenues will decline further in the next fiscal quarter compared to the fourth quarter ended June 30, 1999 and to the comparable prior year quarter ended September 30, 1998.

     On August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Under the terms of the final agreement, the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Notes would exchange their notes for (a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Notes and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity.

     The Company did not make the $7.3 million interest payment on its 9 3/4% Notes, which was due on August 2, 1999 nor the interest payment due to the holders of the 14% Notes. The Waiver, pursuant to which the bank lending group agreed to waive certain financial covenants under its Existing Credit Facility, expired on July 29, 1999. The holders of the 9 3/4% Notes, the holders of the 14% Notes and the bank lending group have the right to declare the respective outstanding loan amounts immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts. While management does not believe such holders or the bank lending group will take such action, the Company has reflected all such loan amounts as current liabilities as of June 30, 1999 (see "Liquidity and Capital Resources").

     The Company reported net income (loss) of $(105.6) million, $(183.1) million, and $31.1 million in fiscal 1999, 1998 and 1997, respectively. Operating income (loss) for the respective periods was $(2.7) million, $(134.2) million, and $67.8 million. Operating loss for the fiscal period ended June 30, 1999 includes a non-recurring loss on asset sales and disposals of $1.5 million, and $5.7 million for incremental re-engineering and Operating Plan related consulting fees. Operating loss for the fiscal period ended June 30, 1998 includes merger expenses totaling $69.0 million, a non-recurring loss on asset sales and disposals of $87.5 million, a special charge to the provision for uncollectible receivables of $12.3 million and $7.7 million for incremental charges related to the Company's ongoing service delivery re-engineering program. Operating income for the fiscal period ended June 30, 1999 and 1997 included special charges for employee severance of $4.5 and $4.3 million respectively. Excluding the respective charges in the 1999, 1998 and 1997 periods, operating income was $9.0 million for fiscal 1999 compared to $42.3 million for fiscal 1998 and $72.1 million for fiscal 1997.

     A more detailed discussion of items affecting the comparison of operating results is provided below.

  Fiscal 1999 Compared to Fiscal 1998

     Revenues: Revenues decreased by $79.8 million, or 9.9%, to $725.9 million for the fiscal year ended June 30, 1999 from $805.7 million for the fiscal year ended June 30, 1998. This decrease was principally due to a decline in maintenance contract-based revenues as a result of equipment cancellations exceeding sales of new contracts.

     The Operating Plan is intended, in part, to restore revenue growth by increasing the Company's focus on selected customers within its enterprise, middle market, and alliance groups. While the Company expects these actions to result in revenue growth from current levels, the timing of such revenue growth, if any, is uncertain. The Company currently believes it is likely that its revenues will further decline in the next fiscal quarter compared to the fourth quarter ended June 30, 1999 and to the comparable quarter ended September 30, 1998.

     Cost of Revenue: Cost of revenues decreased by $38.7 million, or 6.3%, to $575.1 million for the fiscal year ended June 30, 1999 from $613.8 million for the fiscal year ended June 30, 1998. The Company's re-engineering initiatives and variable cost reductions related to the revenue declines have resulted in lower costs of approximately $34.5 million for the twelve month period ended June 30, 1999. The Company has reduced its workforce and streamlined operations by consolidating from seven to four service regions. The lower costs are not proportionate to the revenue reductions due to the fixed nature of much of the Company's cost structure and since certain variable cost reduction actions typically trail revenue declines.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $21.9 million, or 15.4%, to $120.6 million for the fiscal year ended June 30, 1999 from $142.5 million for the fiscal year ended June 30, 1998. This decrease was principally due to (1) a non-recurring special charge to the provision for uncollectible receivables of $12.3 million as result of changes in management's estimates and (2) incremental non-recurring consulting fees of approximately $7.7 million incurred in connection with the Company's re-engineering efforts, both of which were incurred during the fiscal year ended June 30, 1998. The remaining decrease was attributable principally to decreased sales commission costs due to lower sales levels during fiscal 1999.

     Amortization of Intangibles: Amortization of intangible assets declined by $.2 million, or .7%, from $27.2 million for the fiscal year ended June 30, 1998 to $27.0 million for the fiscal year ended June 30, 1999. This decline resulted from completed amortization of certain intangibles offset by minimal acquisition growth during fiscal 1999.

     Loss on Asset Sales and Disposals: In connection with the Company's fiscal 1999 cost reduction program, the company sold all of its owned facilities, a multipurpose facility located in Tulsa, Oklahoma and a logistics service facility located in the suburbs of Milwaukee, Wisconsin, at a net loss of $1.5 million.

     During its annual fourth quarter fiscal 1998 physical inventory, management determined that over 1.2 million of its computer parts were obsolete. These parts were retired and subsequently sold to salvage dealers for nominal scrap value. The parts obsolescence was principally due to the convergence of significant changes in the Company's business operations and the computer service industry, which the Company expects will continue. The significant changes include: (1) accelerated technology migration trends as customers modify their computing environments to remediate year 2000 ("Y2K") problems, (2) increasing shifts in demand from data center and midrange systems to desktop computing environments, and (3) declining life cycles of the products under current and anticipated service contracts due to increasingly rapid changes in technology. The abnormal nature of this retirement and subsequent sale required immediate loss recognition of $75 million.

     As a result of the abnormal retirement of computer parts and related life cycle studies, the Company revised the useful lives of repairable parts and increased the obsolescence provision for consumable parts prospectively. Effective July 1, 1998 the Company amortized its existing composite group of repairable parts and future repairable parts purchases over an estimated average remaining life of three years.

     In connection with the aforementioned acquisition of BABSS, the Company acquired contractual profit participation rights pursuant to an existing agreement between BABSS and ICL Sorbus Limited (ICL). On June 29, 1998, the Company sold all of its contractual profit participation rights back to ICL at a loss of approximately $12.5 million. Operating income reflects $0.0 million, $0.5 million, and $1.7 million, in 1999, 1998, and 1997, respectively for amounts earned pursuant to these rights.

     Provision for Parent Company Receivables: The charge of $72.5 million for parent company receivables for the fiscal year ended June 30, 1999 represents a provision for amounts deemed by management to be uncollectible (see Note 17 to the DecisionOne Corporation consolidated financial statements).

     Interest Expense: DecisionOne Holdings Corp. interest expense, net of interest income, increased by $12.8 million from $64.7 million for the fiscal year ended June 30, 1998 to $77.5 million for the fiscal year ended June 30, 1999. DecisionOne Corporation interest expense, net of interest income, increased by $10.4 million from $52.2 million for the fiscal year ended June 30, 1998 to $62.6 million for the fiscal year ended June 30, 1999. The respective increases are primarily attributable to the Company's increased debt levels as a result of the Merger and additional borrowings during fiscal 1999 (see "Liquidity and Capital Resources"). The interest expense, net of interest income is higher for DecisionOne Holdings Corp. than DecisionOne Corporation as a result of interest expense on $85 million of 11 1/2% Senior Discount Debentures issued by Holdings in connection with the Merger and interest income on the $59.1 and $10.8 million parent company loans receivable held by DecisionOne Corporation.

     Income Taxes: The Company's income tax expense for the fiscal year ended June 30, 1999 reflects an increase in the valuation allowance by $25.4 million to reduce previously recognized gross deferred tax assets to the level where management believes that it is more likely than not that the tax benefit will be realized. Newly-arising net deferred tax assets during fiscal 1999 have been offset by a corresponding increase in the valuation allowance. The Company's income tax benefit of $15.8 million for the fiscal year ended June 30, 1998 was significantly reduced by a valuation allowance to the level where management believed that it was more likely than not that the tax benefit would be realized.

     The Company expects that its tax expense (benefit) in future periods will reflect effective tax rates which vary significantly from enacted statutory tax rates principally as a result of additional unrecognized tax benefits on newly-arising net deferred tax assets. Future effective tax rates may also be subject to volatility as a result of valuation allowance changes which arise from differences between management's projections of future taxable income, newly-arising net deferred tax assets and reversals of net deferred tax assets and corresponding actual results.

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

     Cost of Revenue: Cost of revenues increased by $29.0 million, or 5.0%, to $613.8 million for the fiscal year ended June 30, 1998 from $584.8 million for the fiscal year ended June 30, 1997. This increase is due principally to a $17.7 million increase in the amortization of repairable parts from $63.9 million for the year ended June 30, 1997 to $81.6 million for the year ended June 30, 1998. The parts amortization increase resulted primarily from higher average levels of repairable parts on hand in fiscal 1998 in comparison to fiscal 1997 and the use of shorter lives for personal computer parts purchased in fiscal 1998. The inclusion of the costs of servicing contracts acquired from Memorex Telex on November 15, 1996 for an additional 4.5 months during fiscal 1998 compared to fiscal 1997 also contributed to the increase in cost of revenues.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $36.8 million, or 34.8%, to $142.5 million for the fiscal year ended June 30, 1998 from $105.7 million for the fiscal year ended June 30, 1997. This increase is primarily attributable to (1) a special charge to the provision for uncollectible receivables of $12.3 million as a result of changes in management's estimates regarding the collectibility of accounts receivable, (2) incremental consulting fees of approximately $7.7 million incurred in connection with the Company's re-engineering efforts, (3) the inclusion of an additional 4.5 months of costs related to the acquisition of Memorex Telex service contracts, (4) the development of new information systems for the Company's central dispatch and service contract administration processes and (5) increases in sales employment costs.

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

     Loss on Asset Sales and Disposals: During its annual fourth quarter fiscal 1998 physical inventory, management determined that over 1.2 million of its computer parts were obsolete. These parts were retired and subsequently sold to salvage dealers for nominal scrap value. The parts obsolescence was principally due to the convergence of significant changes in the Company's business operations and the computer service industry. The significant changes include:
(1) accelerated technology migration trends as customers modify their computing environments to remediate year 2000 ("Y2K") problems, (2) increasing shifts in demand from data center and midrange systems to desktop computing environments, and (3) declining life cycles of the products under current and anticipated service contracts due to increasingly rapid changes in technology. The abnormal nature of this retirement and subsequent sale required immediate loss recognition of $75 million.

     As a result of the abnormal retirement of computer parts and related life cycle studies, the Company revised the useful lives of repairable parts and increased the obsolescence provision for consumable parts prospectively. Effective July 1, 1998 the Company amortized its existing composite group of repairable parts and future repairable parts purchases over an estimated average remaining life of three years.

     In connection with the aforementioned acquisition of BABSS, the Company acquired contractual profit participation rights pursuant to an existing agreement between BABSS and ICL Sorbus Limited (ICL). On June 29, 1998, the Company sold all of its contractual profit participation rights back to ICL at a pretax loss of approximately $12.5 million. Operating income reflects $0.0 million, $0.5 million, and $1.7 million in 1999, 1998, and 1997, respectively for amounts earned pursuant to these rights.

     Interest Expense: DecisionOne Holdings Corp. interest expense, net of interest income, increased by $50.0 million from $14.7 million for the fiscal year ended June 30, 1997 to $64.7 million for the fiscal year ended June 30, 1998. DecisionOne Corporation interest expense, net of interest income, increased by $37.5 million from $14.7 million for the fiscal year ended June 30, 1997 to $52.2 million for the fiscal year ended June 30, 1998. The respective increases are primarily attributable to the Company's increased debt levels as a result of the Merger (see "Liquidity and Capital Resources"). The interest expense, net of interest income is higher for DecisionOne Holdings Corp. than DecisionOne Corporation as a result of interest expense on $85 million of 11 1/2% Senior Discount Debentures issued by Holdings in connection with the Merger and interest income on a $59.1 million parent company loan receivable held by DecisionOne Corporation.

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

ACCOUNTING CHANGE -- SPARE PARTS

     Effective July 1, 1999, the Company changed its method of accounting for repairable parts from the amortization method to the usage method. Under the amortization method, the Company amortized the cost of repairable parts over an estimated average useful life and recorded the costs of refurbishing repairable parts as a component of cost of revenues as incurred. Under the usage method, the Company will record in cost of revenues the cost of new and refurbished parts when used to service customers. Additionally, under the usage method, management will perform periodic assessments to determine the existence of excess or obsolete parts and will record any necessary provisions to reduce such parts to net realizable value, consistent with past practice. Management believes that this change in method for repairable parts more accurately reflects periodic results of operations based on parts used to service customers. The effect of this change will be recorded as a cumulative effect charge of approximately $74.4 million, during the fiscal quarter ending September 30, 1999. The Company does not expect to record any tax benefit resulting from this charge. See Notes 3 and 11 to the Company's consolidated financial statements for the year ended June 30, 1999. The pro forma effect of this change in accounting principle on prior years' operations is not presented because such effects are not reasonably determinable.

LIMITATION ON USE OF NET OPERATING LOSS CARRYFORWARDS AND OTHER TAX CREDITS

     As of June 30, 1999, the Company had tax loss carryforwards of approximately $152.1 million, $151.2 million and $10.1 million for Federal, state and foreign income tax purposes, respectively, which are scheduled to expire between 2000 and 2019. The Company also had minimum Federal tax credits of approximately $2.8 million as of June 30, 1999, with no applicable expiration period. These carryforwards and credits may be utilized, as applicable, to reduce future taxable income.

     As a result of the Merger with Quaker on August 7, 1997 an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for U.S. Federal income tax purposes, net operating loss and tax credit carryforwards of approximately $27.9 million arising prior to the ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $9.0 million per annum. The tax benefit recognized for these carryforwards has been reduced by a valuation allowance (see Note 11 to the Company's Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred substantial indebtedness in connection with the Merger on August 7, 1997. Holdings received net proceeds of $85 million from the issuance of 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes"). DecisionOne Corporation issued $150 million of 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes"). DecisionOne Corporation also entered into a new syndicated credit facility (the "Existing Credit Facility") providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the 11 1/2% Notes (which were issued with attached warrants), 9 3/4% Notes, the initial borrowings under the Existing Credit Facility and the purchase of approximately $225 million of Holdings common stock by the DLJMB Group were used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the Merger, to repay DecisionOne Corporation's then existing revolving credit facility and to pay expenses incurred in connection with the Merger. See Note 4 and Note 10 to the Company's and DecisionOne Corporation's Consolidated Financial Statements for additional information.

     As of June 30, 1999, the Company had outstanding debt of approximately $786.8 million, as compared to approximately $744.3 million as of June 30, 1998. (See Note 10 to the Company's Consolidated Financial Statements.)

     During the three months ended March 31, 1998, the Company sought and obtained amendments to the Existing Credit Facility to revise certain financial performance measurements. The amended Existing Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements, including Adjusted EBITDA targets which increase over time. As of December 31, 1998, the Company obtained a waiver of certain financial covenants in the amended Existing Credit Facility until January 28, 1999 and on January 27, 1999, the Company entered into a Waiver of Financial Covenants (the "Waiver") pursuant to which the Company's lenders under the Existing Credit Facility (the "bank lending group") agreed to waive financial covenants in the amended Existing Credit Facility through July 29, 1999. The Waiver covered the quarters ending December 31, 1998, March 31, 1999 and June 30, 1999. Without the Waiver, the Company would not have been in compliance with certain financial covenants under the amend Existing Credit Facility. The Waiver required the Company, among other things, to meet certain additional financial covenants as of March 31, 1999, limited the additional borrowings available to the Company under its revolver to $10 million, and generally, required that interest payments on loans must be made monthly. In connection with the Waiver, the Company incurred waiver fees of approximately $4.3 million, which are being amortized as interest expense through July 1999. The Company met the required March 31, 1999 financial covenants contained in the Waiver.

     On January 27, 1999, Holdings' principal shareholder, DLJMB and certain of its affiliates, purchased $7.3 million of unsecured 14% Senior Notes (the "14% Notes") due 2006 in DecisionOne Corporation. The proceeds of the 14% Notes were used for general corporate purposes.

     On July 29, 1999, the Waiver expired. As a result, since July 29, 1999, the Company has been in default of certain financial covenants under the Existing Credit Facility. In addition, on August 2, 1999, the Company failed to make the interest payments due on both the 9 3/4% Notes and the 14% Notes. Given the existing events of default under the Existing Credit Facility, the bank lending group had previously delivered to the Company a notice prohibiting such payments. As a result of the Company's failure to comply with such financial covenants and to make such interest payments, events of default have occurred under the Existing Credit Facility and under the indentures for the 9 3/4% Notes and the 14% Notes. Accordingly, the bank lending group, the holders of the 9 3/4% Notes, the holders of the 11 1/2 Notes, and the 14% Notes could declare the amounts outstanding under these debt instruments immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts.

     On August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Under the terms of the final agreement, the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Notes would exchange their notes for (a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Notes and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity.

     The proposed Indebtedness Restructuring will be implemented pursuant to a prepackaged bankruptcy subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code, as amended (the "Bankruptcy Code") and the approval of the bank lending group and the holders of the 14% Notes. Management does not anticipate any adverse impact on customers, vendors or employees as a result of the Indebtedness Restructuring, since the Indebtedness Restructuring will address only the de-leveraging of the Company's balance sheet through the reduction of its indebtedness. However, there can be no assurance that the Indebtedness Restructuring will be approved by the Bankruptcy Court, nor that any adverse impact to the Company, its customers, creditors or employees will be avoided. See Note 2 to the Company's Consolidated Financial Statements as of and for the fiscal year ended June 30, 1999 for additional information.

     The interest rate applicable to outstanding borrowings under the amended Existing Credit Facility as of June 30, 1999, varies, at the Company's option, based upon LIBOR (plus applicable margins not to exceed 3.0%, as amended) or the Prime Rate (plus applicable margin not to exceed 1.75%). As of June 30, 1999, the weighted average interest rate applicable to loans under the Existing Credit Facility was 8.0%.

     Financial Condition: Cash flow from operating activities for the fiscal year ended June 30, 1999 was approximately $71.9 million. These funds, together with borrowings under the Existing Credit Facility, provided the required capital to fund repairable part purchases and capital expenditures of approximately $92.8 million as well as remaining payments on prior period acquisitions of contracts and assets of complementary businesses for approximately $2.8 million.

     In fiscal years 1998 and 1997, the Company generated net cash flow from operating activities of $13.3 million and $89.0 million, respectively. Cash flow from operating activities for fiscal year 1998 has been reduced by $69.0 million for non-recurring Merger expenses, which were funded through the proceeds of the

Merger financing. Cash required to fund the purchase of repairable parts and for capital expenditures totaled $88.5 million and $97.0 million, during fiscal years 1998 and 1997, respectively. Cash required to fund the acquisition of contracts and assets of complimentary businesses were approximately $10.2 million and $32.3 million during fiscal years 1998 and 1997, respectively.

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

     The Company's fiscal year ended 1999 EBITDA -- as defined in footnote (1) above -- was $129.0 million, as compared to EBITDA of $166.8 million for the fiscal year ended June 30, 1998 and EBITDA of $168.6 million for the fiscal year ended June 30, 1997. Adjusted EBITDA was $43.6 million, $85.2 million, and $104.8 million in fiscal 1999, 1998, and 1997, respectively.

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect of four waste disposal sites that have been identified by the U.S. Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party in respect of a fifth site, but has not received any other communication in respect of that site. The Company originally estimated that its share of the costs of the cleanup of one of the sites was approximately $500,000, of which $372,000 remained unpaid and accrued in the accompanying consolidated balance sheet as of June 30, 1999. Complete information as to the scope of required cleanup at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of cleanup of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company. See Note 18 to the Company's Consolidated Financial Statements.

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

YEAR 2000 COMPLIANCE

     This Year 2000 disclosure is being designated as a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act of 1998, Public Law 105-271.

     As is the case with most other businesses, the Company has evaluated and continues to address the Year 2000 readiness of both its information technology systems and its non-information technology systems (collectively referred to as "Systems"). Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs written to use two digits rather than four to define the applicable year. Any of the Company's computer programs having time-sensitive software may otherwise recognize a date using "00" as the year 1900 rather than the year 2000. If this situation occurs, the potential exists for System failure or miscalculations by computer programs, which could cause disruption of operations.

     The Company has completed an assessment of both its information technology systems and its non-information technology systems. The Company has four mission-critical mainframe information technology systems all of which have been remediated and placed into service, the most recent mission-critical mainframe system having been placed in service in September, 1999. Additionally, the Company is in the process of implementing Year 2000-Ready releases from its software vendor for the Company's packaged financial and human resources/payroll systems. The Company has installed, tested and placed these packaged software upgrades into service. The Company has also identified approximately seventy (70) non-mission critical information technology systems which the Company is in the process of remediating by using in-house personnel or by seeking certifications and/or upgrades from its vendors. Subsequently, the Company expects most of these non-mission critical systems to be compliance tested by in-house personnel on an on-going basis through the balance of the year. The Company has commenced remediation of its non-information technology systems and expects to have such remediation complete during the balance of the year.

     The Company has ongoing communications with all of its significant business partners via Vendor Readiness Surveys to determine their plans to comply with Year 2000. All responses are evaluated as received to determine if additional action is required to determine the compliance of the business partner. The Company engaged a consulting firm to assess the Company's processes in place to achieve Year 2000 readiness, and also has in place a Year 2000 Steering Committee which meets regularly and periodically reports the progress of Year 2000 readiness to the Company's executive management and the Board of Directors.

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

     The Company's approach to contingency planning is to employ a combination of existing disaster recovery plans and to develop additional plans as needed. Because the Company has elected to remediate its mission critical legacy systems as opposed to replacing them, during a worst-case scenario, the Company would invoke the disaster recovery plan the Company has developed under its standard operating procedures. The Company performed an initial test of the disaster recovery plan at an off-site facility in March, 1999. While certain issues arose during the test relating to disaster recovery, the Company was able to set the operating system date to February 29, 2000. In addition, the Company's highest priority legacy system, the Service Delivery System (DDG), has always had a back-up system residing on a different platform. This back-up system has always stored four-digit year dates and is used when the primary system is taken off line for maintenance. This back-up system is in the process of being tested for Year 2000 readiness. To gain a greater degree of confidence that all other mainframe applications will function properly, the Company conducted an integrated system test, once remediation work was completed. The Company is planning to conduct this test at an off-site facility specially developed for Year 2000 testing.

     Additionally, one of the most critical facets of the Company's contingency planning involves ensuring adequate staffing to meet potentially-significant service call volume increases. To prepare for this possibility, the Company has placed substantial restrictions on authorized leave time for essential call-center, operational, and information technology personnel during the critical initial three weeks of January, 2000.

     The Company believes that additional contingency plans may need to be developed relating to its suppliers. In June, 1998, the Company began the process of surveying its vendors, suppliers, and key business associates to determine their level of Year 2000 readiness. Responses to these inquiries continue to be received, reviewed and assessed. The Company continues to identify which of its vendors, suppliers, and business associates are mission-critical and to develop alternate means as necessary. The Company plans to identify mission-critical vendors and to establish related contingency planning through the balance of the year. In the meantime, the Company continues to monitor the need for additional contingency planning.

     As of June 30, 1999 the Company incurred costs of approximately $5.0 million and expects to incur approximately $3.0 million thereafter to remediate or upgrade all of the Company's Systems. The $3.0 million represents approximately 10% of the Company's information technology budget. No significant information technology projects have been deferred due to the Company's Year 2000 efforts. The future remediation and upgrade costs to be incurred are based on management's best estimates which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. There can be no assurance that these estimates will be achieved and actual results may be materially different. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate skills and the ability to locate and correct all non-compliant Systems.

     The Company is aware of the potential for claims against it and other companies for damages for products and services that may not be Year 2000 compliant. Although the Company believes it is taking adequate measures to address Year 2000 issues, the Company is uncertain how it may be affected by litigation given the evolving nature of such litigation. The Company believes, however, that it does not have material exposure to liability for such claims.

     While the Company does not believe that the Year 2000 matters presented in this discussion will have a material impact on its business, financial condition, or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters, given the forward-looking nature of the Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses its revolving credit facility, term loans, senior discount debentures, and senior subordinated notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in LIBOR or the prime rate. The Company uses off-balance sheet interest rate swap and collar agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes. The terms and characteristics are matched with the underlying on-balance instruments, subject to the terms of the Existing Credit Facility.

     To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Existing Credit Facility, term loans, senior discount debentures, and senior subordinated notes in effect at June 30, 1999 and, in the case of the senior discount notes, exclude the potential exercise of the redemption feature. For interest rate swaps and collars, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based on (1) quoted market prices for the term loans, senior discount debentures, and senior subordinated notes; (2) the carrying value for the revolving credit facility as interest rates are reset periodically; and (3) estimates obtained from dealers to settle interest rate swap and collar agreements. Note 10 to the consolidated financial statements contain descriptions of the Company's Existing Credit Facility, term loans, senior discount debentures, senior subordinated notes and interest rate risk management agreements and should be read in conjunction with the table below (amounts in thousands).

                                              FISCAL YEAR OF MATURITY
                           -------------------------------------------------------------    TOTAL DUE    FAIR VALUE AT
INTEREST RATE SENSITIVITY   2000      2001      2002      2003       2004     THEREAFTER   AT MATURITY   JUNE 30, 1999
-------------------------  -------   -------   -------   -------   --------   ----------   -----------   -------------
                                              (DOLLARS IN THOUSANDS)
DEBT:
Fixed Rate..............        --        --        --        --         --    $305,700     $305,700       $  8,192
Average Interest Rate...        --        --        --        --         --       10.7%           --             --
Variable Rate...........   $19,325   $36,875   $49,062   $73,438   $126,874    $217,514     $523,088       $235,390
Average Interest Rate...      8.0%      8.0%      8.0%      8.0%       8.0%        8.0%           --             --
INTEREST RATE INSTRUMENTS:
Variable to Fixed
  Swaps.................   $75,000        --        --        --         --          --     $ 75,000       $   (115)
Average Pay Rate........      5.9%        --        --        --         --          --           --             --
Average Receive Rate....      5.7%        --        --        --         --          --           --             --
COLLARS:................   $25,000   $75,000        --        --         --          --     $100,000       $   (237)
Average Cap Rate........      5.8%      6.7%        --        --         --          --           --             --
Average Floor Rate......      5.7%      5.7%        --        --         --          --           --             --

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning the directors and executive officers of the Company as of June 30, 1999. Officers are appointed until the next annual meeting of stockholders and until their successors are duly appointed.

NAME                             AGE                             POSITION
----                             ---                             --------
Karl R. Wyss...................  58     Chairman and Chief Executive Officer and Director
Thomas J. Fitzpatrick*.........   41    Executive Vice President, Chief Operating Officer and Chief
                                          Financial Officer
Thomas M. Farrell..............  48     Senior Vice President of End User and Software Support
                                        Services
Joseph S. Giordano*............  44     Senior Vice President of Sales and Marketing
Charles N. Heller..............  61     Senior Vice President of Logistics
Thomas M. Molchan..............  44     Senior Vice President, General Counsel and Corporate
                                        Secretary
Kirk Scott*....................  36     Senior Vice President, Technology Services and Chief
                                        Technology Officer
Dwight T. Wilson...............  43     Senior Vice President -- Human Resources
Peter T. Grauer................  54     Director
Lawrence M.v.D. Schloss........  45     Director
Kirk B. Wortman................  37     Director

     Karl R. Wyss was named Chairman and Chief Executive Officer of the Company in February 1999. Since 1993, Mr. Wyss has served as Managing Director and Senior Operating Partner for DLJ Merchant Banking Partners. Prior to joining DLJ, Mr. Wyss served as Chairman and Chief Executive Officer of Lear Siegler, Inc. from 1989 to 1993.

     Thomas J. Fitzpatrick was named the Chief Operating Officer, Executive Vice President and Chief Financial Officer in February 1999. Mr. Fitzpatrick served as the Executive Vice President and Chief Financial Officer of the Company from April 1998 to February 1999 and was Vice President and Chief Financial Officer of the Company from August 1996 through April 1998. Prior to August 1996, Mr. Fitzpatrick was Vice President of Network Finance at Bell Atlantic Network Services, Inc. Mr. Fitzpatrick served more than eight years at Bell Atlantic Business Systems Services, Inc. ("BABSS"), including over four years as Vice President and Chief Financial Officer. On September 7, 1999, Mr. Fitzpatrick left the Company. On that date, Thomas J. Fogarty was named Senior Vice President and Chief Financial Officer.

     Thomas M. Farrell was named Senior Vice President of End User and Software Support Services of the Company in February 1999. From May 1997 to February 1999, Mr. Farrell served as Vice President of End User and Software Support Services. Prior to being employed by the Company, Mr. Farrell served as Vice President of Sykes Enterprises (1995-1997) and Chief Operating Officer of Quick Start Technologies (1993-1995).

     Joseph S. Giordano was named Senior Vice President of Sales and Marketing in February 1999. Mr. Giordano served as the Senior Vice President -- Field Operations of the Company since October 1995. From October 1993 to October 1995, Mr. Giordano was Vice President Sales and Service Delivery of BABSS. From January 1991 to October 1993, he was an Area General Manager of BABSS.

     Charles N. Heller has served as Senior Vice President of Logistics for the Company since January 1996. Mr. Heller served as Vice President and General Manager of BABSS from 1983 to December 1995.

     Thomas M. Molchan has been General Counsel and Corporate Secretary of the Company since October 1995 and was named a Senior Vice President in April 1998. From December 1986 to October 1995, he was Vice President and General Counsel of BABSS.

     Kirk Scott was named Senior Vice President, Technical Services and Chief Technology Officer for the Company in February 1999. Mr. Scott served as Vice President of Network Support Services from November 1996 to February 1999. From March 1996 to November 1996 Mr. Scott served as Director of Technology Development for the Company. Prior to being employed by the Company, Mr. Scott was employed by Genicom/Harris Adacom as the Director of Technology and Development from December 1991 to March 1996. On September 30, 1999, Mr. Scott left the Company.

     Dwight T. Wilson was named Senior Vice President -- Human Resources of the Company in February 1999. From October 1995 to February 1999, Mr. Wilson served as Vice President -- Human Resources of the Company. From April 1994 to October 1995, Mr. Wilson was Vice President -- Human Resources of BABSS. From October 1990 to March 1994, Mr. Wilson was Director, Human Resources Policies and Planning of BABSS.

     Peter T. Grauer has been a Director of the Company since August 1997 and a Managing Director of DLJ Merchant Banking II, Inc. since September 1992. From April 1989 to September 1992, he was Co-Chairman of Grauer & Wheat, Inc., an investment firm specializing in leveraged buyouts. Prior to April 1989, Mr. Grauer was a Senior Vice President of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Grauer is a director of Total Renal Care Holdings, Inc. and Thermadyne Holdings Corp.

     Lawrence M.v.D. Schloss has been a Director of the Company since August 1997 and the Managing Partner of DLJ Merchant Banking II, Inc. since November 1995. Prior to November 1995, he was the Chief Operating Officer and Managing Director of DLJ Merchant Banking, Inc. Mr. Schloss currently serves as Chairman of the Board of McCulloch Corporation and as a director of Thermadyne Holdings Corp.

     Kirk B. Wortman has been a Director of the Company since August 1997 and a Principal of DLJ Merchant Banking II, Inc. since February 1997. For the five years prior to joining DLJ Merchant Banking II, Inc. he worked in the Leveraged Finance Group within DLJ's Investment Banking Group, most recently as a Senior Vice President.

     * No longer an executive officer of the Company as of October, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth for the years ended June 30, 1999, 1998 and 1997 certain compensation paid by the Company to its current and former Chief Executive Officers and the four other most highly paid executive officers of the Company whose cash compensation exceeded $100,000 for the year ended June 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                               COMPENSATION
                                             ANNUAL COMPENSATION             ----------------
                                    -------------------------------------       SECURITIES
                                                                 OTHER          UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY ($)    BONUS ($)    ANNUAL ($)    OPTIONS/SARS (#)   COMPENSATION ($)(1)
---------------------------  ----   ----------    ---------    ----------    ----------------   -------------------
Karl R. Wyss.............    1999    175,385(2)    200,000(2)        --               --                   --
Chairman and Chief           1998         --            --           --               --                   --
  Executive Officer          1997         --            --           --               --                   --
Stephen J. Felice(3).....    1999    243,879(4)         --           --          173,000              300,944
  Former President and       1998    271,000       250,000           --          173,000                   --
  Chief Executive            1997    225,000       300,000           --            9,000                   --
  Officer
Thomas J. Fitzpatrick(5)...  1999    250,000       261,250(6)        --          100,000                1,985
  Executive Vice             1998    200,800        75,000           --          100,000                   --
  President, Chief           1997    168,077(7)    155,000(7)   224,908(8)       100,000                   --
  Operating Officer and
  Chief Financial Officer
Thomas M. Molchan........    1999    205,000        93,250(9)        --           50,000                2,011
  Senior Vice President      1998    159,900        40,000           --           50,000                   --
  and General Counsel        1997    139,300        95,000           --           10,000                   --
Joseph S. Giordano(10)...    1999    180,731        95,800(11)       --           30,000                2,138
  Senior Vice President,     1998    170,000        40,000           --           30,000                   --
  Sales and Marketing        1997    140,000        84,150           --           21,000                   --
Thomas Farrell...........    1999    165,000        80,050(12)       --           25,000                1,137
  Senior Vice President,     1998    165,000        45,000           --           25,000                   --
  End User Support           1997     18,404(13)        --      104,880(14)           --                   --
  Services

---------------
 (1) Includes company contributions to DecisionOne's defined contribution plan in 1999 of: Mr. Wyss $0, Mr. Felice $944, Mr. Fitzpatrick $1,985, Mr. Molchan $2,011, Mr. Giordano $2,138, and Mr. Farrell $1,137. In addition, Mr. Felice was paid $300,000 in severance pursuant to the agreement between the Company and him, dated February 17, 1999.

 (2) Mr. Wyss joined the Company and was named Chief Executive Officer on February 18, 1999. The salary and bonus shown reflect the amount earned after such date through June 30, 1999.

 (3) Mr. Felice's employment terminated on February 18, 1999.

 (4) In addition to base salary, $4,264 was paid for unused vacation.

 (5) Mr. Fitzpatrick's employment terminated subsequent to the end of the fiscal year.

 (6) Mr. Fitzpatrick received a bonus of $73,750 for performance during fiscal 1999 and a bonus of $187,500 pursuant to his participation in the Executive Retention Plan.

 (7) Mr. Fitzpatrick joined the Company and was named an executive officer on August 12, 1996. The salary and bonus reflect the amount earned after such date through June 30, 1997. Of the bonus amount, $30,000 was a one-time signing bonus.

 (8) Of this amount, $223,908 was for relocation assistance. The other $1,000 was for tax preparation assistance.

 (9) Mr. Molchan received a bonus of $42,000 for performance during fiscal 1999 and a bonus of $51,250 pursuant to his participation in the Executive Retention Plan.

(10) Mr. Giordano's employment terminated subsequent to the end of the fiscal year.

(11) Mr. Giordano received a bonus of $45,800 for performance during fiscal 1999 and a bonus of $50,000 pursuant to his participation in the Executive Retention Plan.

(12) Mr. Farrell received a bonus of $38,800 for performance during fiscal 1999 and a bonus of $41,250 pursuant to his participation in the Executive Retention Plan.

(13) Mr. Farrell joined the Company on May 12, 1997. The salary reflects the amount earned after such date through June 30, 1997.

(14) This amount was for relocation assistance.

     The following table summarizes stock options granted during fiscal 1999 to the persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                               ---------------------------------------------------------      VALUE AT ASSUMED
                                 NUMBER OF       PERCENT OF                                 ANNUAL RATES OF STOCK
                                 SECURITIES     TOTAL OPTIONS                              PRICE APPRECIATION FOR
                                 UNDERLYING      GRANTED TO     EXERCISE OR                  OPTION TERM ($)(2)
                                  OPTIONS       EMPLOYEES IN    BASE PRICE    EXPIRATION   -----------------------
NAME                           GRANTED (#)(1)    FISCAL 1999      ($/SH)         DATE         5%           10%
----                           --------------   -------------   -----------   ----------   ---------   -----------
Karl R. Wyss.................          --             --              --            --           --            --
Stephen J. Felice............     173,000           9.9%          6.1041       8/06/07      553,951     1,350,797
Thomas J. Fitzpatrick........      87,000           5.0%          6.1041       8/06/07      278,577       679,302
                                   13,000           0.7%          6.1041       4/26/08       45,969       114,403
Thomas M. Molchan............      30,000           1.7%          6.1041       8/06/07       96,061       234,242
                                   20,000           1.1%          6.1041       4/26/08       70,721       176,005
Joseph S. Giordano...........      30,000           1.7%          6.1041       8/06/07       96,061       234,242
Thomas Farrell...............      25,000           1.4%          6.1041       8/06/07       80,051       195,202

---------------
(1) All stock option grants since August 7, 1997 were cancelled and new grants were issued on December 14, 1998 with an exercise price at the then current market price. The number of shares, vesting schedules and expiration dates were retained from the cancelled grants. The shares underlying these grants are subject to the terms of the Investors' Agreement. Half of the shares underlying each grant vests in four equal annual installments commencing on the first anniversary date of the original grant. The other half of the shares underlying each grant vests on the seventh anniversary of the original grant, but vesting may accelerate over the first four anniversaries of the original grant if certain financial goals are met. The shares underlying unvested options are cancelled upon termination of the optionee's service with the Company.

(2) Potential Realizable Values are calculated by applying an assumed annual compounded annual rate of return to the per share price of the Company's common share on the date of grant from the date of the grant until the end of the term of the option. These amounts are reported net of the option exercise price, but before any taxes associated with exercise or subsequent sale of the underlying stock. The 5% and 10% assumed rates are mandated by rules of the Securities and Exchange Commission. The actual value to be realized by the option holder may be greater or less than the values estimated in this table.

     The following table summarizes option exercises during fiscal 1999 and the value at June 30, 1999 of vested and unvested options for each person named in the Summary Compensation Table. Year-end values are based upon a price of $2.00 per share, which was the closing market price of a share of Common Stock on June 30, 1999, the last trading day of the fiscal year.

  AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND YEAR-END OPTION/SAR VALUES

                                                                NUMBER OF SHARES
                                                             UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                            OPTIONS AT JUNE 30, 1999        THE-MONEY OPTIONS AT
                              SHARES                                 (#)(1)                   JUNE 30, 1999 ($)
                             ACQUIRED          VALUE       ---------------------------   ---------------------------
NAME                      ON EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      ---------------   ------------   -----------   -------------   -----------   -------------
Karl R. Wyss............        --              --               --              --          --             --
Stephen J. Felice.......        --              --           46,084         151,375          --             --
Thomas J. Fitzpatrick...        --              --           31,101          87,500          --             --
Thomas M. Molchan.......        --              --           18,316          43,750          --             --
Joseph S. Giordano......        --              --           15,816          26,250          --             --
Thomas Farrell..........        --              --            3,125          21,875          --             --

---------------
(1) All shares issued upon exercise of options and all shares underlying unexercised options are subject to the terms of the Investors' Agreement.

     The following table summarizes the "repriced" stock option grants to executive officers through June 30, 1999.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                            NUMBER OF       MARKET                                  LENGTH OF
                                           SECURITIES      PRICE OF       EXERCISE                   ORIGINAL
                                           UNDERLYING      STOCK AT       PRICE AT                 OPTION TERM
                                            OPTIONS/       TIME OF        TIME OF                   REMAINING
                                           REPRICED OR   REPRICING OR   REPRICING OR      NEW       AT DATE OF
                                             AMENDED      AMENDMENT      AMENDMENT     EXERCISE    REPRICING OR
NAME                              DATE         (#)          ($)(1)          ($)        PRICE ($)    AMENDMENT
----                            --------   -----------   ------------   ------------   ---------   ------------
Stephen J. Felice*............  12/14/98     173,000        6.1041        20.6084       6.1041      104 Months
Former President and Chief
Executive Officer
James S. Burkhardt*...........  12/14/98     100,000        6.1041        20.6084       6.1041      113 Months
  Former Senior Vice
  President, Sales and
  Marketing
Thomas Farrell................  12/14/98      25,000        6.1041        20.6084       6.1041      104 Months
  Senior Vice President, End
  User Support Services
Thomas J. Fitzpatrick*........  12/14/98      87,000        6.1041        20.6084       6.1041      104 Months
  Executive Vice President,     12/14/98      13,000        6.1041        20.6084       6.1041      112 Months
  Chief Operating Officer and
  Chief Financial Officer
Joseph S. Giordano*...........  12/14/98      30,000        6.1041        20.6084       6.1041      104 Months
  Senior Vice President, Sales
  and Marketing
Charles N. Heller.............  12/14/98      15,000        6.1041        20.6084       6.1041      104 Months
  Senior Vice President,
  Logistics
Thomas M. Molchan.............  12/14/98      30,000        6.1041        20.6084       6.1041      104 Months
  Senior Vice President and     12/14/98      20,000        6.1041        20.6084       6.1041      112 Months
  General Counsel
Kirk Scott*...................  12/14/98      20,000        6.1041        20.6084       6.1041      104 Months
  Senior Vice President and
  Chief Technology Officer
Dwight T. Wilson..............  12/14/98      25,000        6.1041        20.6084       6.1041      104 Months
  Senior Vice President, Human
  Resources

---------------
 *  No longer an executive officer as of November, 1999.

(1) The Market Price of Stock is the fair market value of a share of common stock as defined in the 1997 Management Incentive Plan -- the average reported closing price of a share for the three trading days immediately preceding the date of a stock option grant.

(2) The new exercise price was set higher than the market price because the intent of the Compensation Committee of the Board of Directors at the time was to set the exercise price for all stock option grants at the same exercise price as the original stock option grants.

     Stock Option "Repricing". On December 14, 1998, the Compensation Committee cancelled all outstanding stock option grants and replaced them with new grants, equal in the number of securities underlying each grant, at the then current fair market value of a share of common stock, $6.1041. The new grants retained the same vesting schedules and expiration dates as the cancelled grants. The Committee chose this action in light of the decline in the trading price of common stock over the previous several months. It recognized that key employees were not motivated by stock option grants that were well out-of-the-money. In a very competitive information technology employment market, the Committee acted to support the Company in retaining key employees.

                                          COMPENSATION COMMITTEE OF THE BOARD OF
                                          DIRECTORS

                                          PETER T. GRAUER, CHAIRMAN
                                          LAWRENCE M.V.D. SCHLOSS
                                          KIRK B. WORTMAN

EMPLOYMENT, SEVERANCE AND RETENTION AGREEMENTS

     Mr. Felice entered into an employment agreement with DecisionOne Holdings Corp. and DecisionOne Corporation (the "Companies") as of August 7, 1997, pursuant to which he served as the President and Chief Operating Officer of the Companies. In connection with the termination of his employment in February 1999, the Companies and Mr. Felice entered into an agreement pursuant to which Mr. Felice received a severance payment of $300,000. As provided in his employment agreement, Mr. Felice is subject to a perpetual confidentiality covenant, a one-year non-competition covenant and a two-year non-solicitation covenant.

     Messrs. Farrell, Giordano, Heller, Molchan and Wilson have severance arrangements with DecisionOne Corporation which provide for a severance payment of one times base annual salary and a continuation of certain benefits for up to one year in the event of termination without cause, or if their work location is moved by more than 50 miles from its present location and the employee chooses not to accept relocation. Recipients of severance benefits are required to sign a release of claims against the Company and to agree to a one-year non-solicitation covenant.

     In March 1999, DecisionOne Corporation established an Executive Retention Bonus Plan (the "Retention Plan") in order to retain the services of key executives during the implementation of the Company's Operating Plan. Pursuant to the Retention Plan, Messrs. Fitzpatrick, Farrell, Giordano, Heller, Molchan, Scott and Wilson and certain other officers received in August 1999 a retention bonus ranging from three to nine months' base salary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of November 12, 1999 (except as otherwise noted) regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) by each director of the Company,
(iii) by each executive officer of the Company named in the Summary Compensation Table included elsewhere in this proxy statement and (iv) by all current executive officers and directors of the Company as a group.

                                                               NUMBER OF
                                                                 SHARES       PERCENTAGE
                                                              BENEFICIALLY        OF
BENEFICIAL OWNER                                                OWNED(1)       CLASS(1)
----------------                                              ------------    ----------
DLJ Merchant Banking Partners II, L.P. group(2)(3)..........   11,075,165        88.2%
The Apollo group(3)(4)......................................      810,117         6.4
The Bain Capital group(3)(5)................................      810,117         6.4
The THL group(3)(6).........................................      810,117         6.4
Stephen J. Felice...........................................           --          --
Thomas J. Fitzpatrick.......................................           --          --
Joseph S. Giordano..........................................           --          --
Thomas M. Molchan(3)(7).....................................       36,917           *
Thomas Farrell(3)(8)........................................       24,630           *
Karl R. Wyss(9).............................................           --          --
Peter T. Grauer(9)..........................................           --          --
Lawrence M.v.D. Schloss(9)..................................           --          --
Kirk B. Wortman(9)..........................................           --          --
All current executive officers and directors as a group (11
  persons)(3)...............................................      133,479         1.1

---------------
 *  Less than one percent.

(1) Applicable percentage of ownership is based on 12,551,819 shares of Common Stock outstanding as of November 12, 1999. In accordance with the rules of the Securities and Exchange Commission, options to purchase shares of Common Stock that are exercisable as of November 12, 1999 or exercisable within 60 days thereafter are deemed to be outstanding and beneficially owned by the person holding such options for purpose of computing such person's percentage ownership, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The persons listed in the table have sole voting or investment power with respect to the shares listed opposite their name unless noted otherwise.

(2) 7,520,009 shares (approximately 59.9% of the outstanding Common Stock) are held directly by DLJMB and the following investors related to DLJMB (collectively, "DLJ Entities"): DLJ Offshore Partners, II, C.V. ("Offshore"), a Netherlands Antilles limited partnership; DLJ Diversified Partners, L.P. ("Diversified"), a Delaware limited partnership; DLJMB Funding II, Inc. ("Funding"), a Delaware corporation; DLJ Merchant Banking Partners II-A, L.P. ("DLJMBPIIA"), a Delaware limited partnership; DLJ Diversified Partners-A L.P. ("Diversified A"), a Delaware limited partnership; DLJ Millennium Partners, L.P. ("Millennium"), a Delaware limited partnership; DLJ Millennium Partners-A, L.P. ("Millennium A"), a Delaware limited partnership; DLJ EAB Partners, L.P. ("EAB"), a Delaware limited partnership; UK Investment Plan 1997 Partners ("UK Partners"), a Delaware partnership; and DLJ First ESC LLC, a Delaware limited liability company ("DLJ First"). See "Certain Relationships and Related Transactions." The address of each of DLJMB, Diversified, Funding, DLJMBPIIA, Diversified A, Millenium, Millenium A, DLJ First and EAB is 277 Park Avenue, New York, New York 10172. The address of Offshore is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands, Antilles, The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067.

(3) Because of the restrictions on transfer, voting requirements and other provisions of the Investors' Agreement (See "Certain Relationships and Related Transactions"), the DLJ Entities are also deemed to beneficially own
    (a) the 3,398,970 shares held by the following institutional investors (collectively, "Institutional Investors") which are parties to the Investors' Agreement: Apollo Advisors II, L.P. and related entities ("Apollo"), Bain Capital, Inc. and related entities ("Bain Capital"), Thomas
    H. Lee

    Company and related entities ("THL"), certain investment funds associated with DLJ Capital Corp. ("Sprout") and Ontario Teacher's Pension Plan Board ("Teachers"); (b) the 133,479 shares held by the executive officers named in the Summary Compensation Table as further detailed in Notes (7) and (8) below; and (c) 22,707 shares subject to the Investors' Agreement held by other members of management of the Company (together with the executive officers referred to above, the "Management Shareholders"). Therefore, the share amounts set forth opposite the names of the other entities and individuals in the table are also included in the ownership of the DLJ Entities shown in the table.

    Details concerning the share ownership of Apollo, Bain Capital and THL are set forth in Notes (4)-(6) below. Sprout holds 475,504 shares (approximately 3.8% of the outstanding Common Stock) and Teachers holds 493,115 shares (approximately 3.9% of the outstanding Common Stock). Sprout's shares are held by DLJ Capital Corp. ("DLJCC"), a Delaware corporation, Sprout Growth II, L.P., a Delaware limited partnership, The Sprout CEO Fund, L.P., a Delaware limited partnership and one additional entity managed by the Sprout Group, the venture capital affiliate of DLJ. DLJCC is a wholly owned subsidiary of DLJ. Sprout Growth II, L.P. has two general partners: DLJCC is the managing general partner and DLJ Growth Associates II, L.P. is the general partner. DLJ Growth Associates II, L.P. is a Delaware limited partnership, whose general partners are a group of individual employees of DLJCC and DLJ Growth Associates (II), Inc., a Delaware corporation which is a wholly owned subsidiary of DLJCC. DLJCC is the managing general partner of The Sprout CEO Fund. The address of Sprout is 277 Park Avenue, New York, New York 10172.

    Teachers is an independent corporation established in 1990 to administer the benefits and manage the investments of the pension plan for over 200,000 Ontario teachers. The address of Teachers is 5650 Yonge Street, 5th Floor, North York, Ontario M2M 4H5.

(4) Apollo's shares are held by Apollo Investment Fund III, L.P., a Delaware limited partnership ("AIF III"), Apollo Overseas Partners III, L.P., a Delaware limited partnership ("Overseas Partners"), and Apollo (U.K.) Partners III, L.P., a limited partnership organized under the laws of England ("Apollo UK Partners") (collectively, "Apollo Entities"). Each of the Apollo Entities is principally engaged in the business of investment securities.

    Apollo Advisors II, L.P., a Delaware limited partnership ("Advisors"), is the general partner of AIF III and the managing general partner of Overseas Partners and Apollo UK Partners. Advisors is principally engaged in the business of providing advice regarding investments by, and serving as the general partner of, the Apollo Entities. The address of Apollo is 1301 Avenue of the Americas, 38th Floor, New York, New York 10019.

(5) Bain Capital's shares are held by Bain Capital Fund V, L.P., Bain Capital Fund, V-B, L.P., BCIP Associates, and BCIP Trust Associates, L.P. Bain Capital Investors V, Inc. is the general partner of Bain Capital Partners V, L.P. ("BCP V"), a Delaware limited partnership. BCP V is the general partner of Bain Capital Fund V, L.P. and Bain Capital Fund V-B, L.P. (the "Bain Fund Vs"), both of which are Delaware limited partnerships. The Bain Fund Vs' primary business activity is to make investments in private equity securities and other interests in business organizations, domestic and foreign.

    BCIP Associates, a general partnership, and BCIP Trust Associates, L.P., a limited partnership (together the "BCIPs"), are both organized under the laws of the state of Delaware. The BCIPs' primary business activity is to make investments in private equity securities and other interests in domestic and foreign business organizations. The address of Bain Capital is Two Copley Place, Boston, Massachusetts 02116.

(6) THL's shares are held by Thomas H. Lee Equity Fund III, L.P., a Delaware limited partnership ("Fund III"), Thomas H. Lee Foreign Fund III, L.P., a Delaware limited partnership ("Foreign Fund"), THL Co-Investors III-A, LLC, a Massachusetts limited liability company ("Co-Investors A"), the THL Co-Investors III-B, LLC, a Massachusetts limited liability company ("Co-Investors B"). The general partners of each of Fund III and Foreign Fund is THL Equity Advisors III Limited Partnership, a Massachusetts limited partnership ("Equity Advisors"). The general partner of Equity Advisors is THL Equity Trust III, a Massachusetts business trust, the beneficial owners of which are affiliates of

    Thomas H. Lee Company. The manager of each of Co-Investors A and Co-Investors B. is Thomas H. Lee. The address of THL is 75 State Street, 26th Floor, Boston, Massachusetts 02109.

(7) Consists of 4,851 shares, 20,000 shares subject to the Investors' Agreement issuable upon exercise of options exercisable as of November 12, 1999 or within 60 days thereafter ("Option Shares") and 12,066 shares subject to the Investors' Agreement issuable upon exercise of fully-vested options (the "Rollover Options") resulting from the conversion by certain Management Shareholders of options outstanding at the time of the Recapitalization.

(8) Consists of 12,130 shares and 12,500 Option Shares.

(9) Messrs. Wyss, Schloss, Grauer and Wortman are officers of DLJ Merchant Banking II, Inc., an affiliate of DLJMB. DLJ Merchant Banking II, Inc. is the general partner of DLJ Merchant Banking II, L.P. Share data shown for such individuals excludes shares shown as held by the DLJ Entities, as to which such individuals disclaim beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Investors' Agreement restricts transfers of the shares of Common Stock by the Management Shareholders, permits the Management Shareholders to participate in certain sales of shares of Common Stock by the DLJ Entities, requires the Management Shareholders to sell shares of Common Stock in certain circumstances should the DLJ Entities choose to sell any such shares owned by the DLJ Entities, permits the Management Shareholders and the Institutional Investors to purchase equity securities proposed to be issued by the Company on a preemptive basis in the event the DLJ Entities choose to acquire any such equity securities, and provides for certain registration rights. The Investors' Agreement also provides that the DLJ Entities have the right to appoint a majority of the members of the Board of Directors of the Company.

     On January 1, 1999, the Company entered into an agreement with The Equitable Life Assurance Society of the United States ("Equitable"), which is an affiliate of Donaldson, Lufkin and Jenrette, Inc. and the DLJ Entities. Under the agreement, the Company performed installation of computer hardware and software at Equitable's Harmon Meadow location. All services under the agreement have been completed. The Company believes that the services were rendered at such prices and upon such terms and conditions as would apply in an arm's-length transaction between unrelated parties.

     In addition, DLJ Capital Funding, Inc., an affiliate of the DLJ Entities, received customary fees and reimbursement of expenses in connection with the arrangement and syndication of the new credit facility entered into by a subsidiary of the Company in connection with the Recapitalization and as a lender thereunder. DLJSC, an affiliate of the DLJ Entities, received customary fees in connection with the underwriting of the Senior Subordinated Notes and the Debentures issued by the Company in connection with the Recapitalization. DLJSC received a merger advisory fee of $5.0 million from the Company upon consummation of the Recapitalization.

     The Company has entered into an agreement with DLJSC pursuant to which DLJSC will act as the Company's exclusive financial advisor for an annual fee of $500,000. In addition, the Company agrees to engage DLJSC in connection with any financial transaction (as defined in the agreement) on usual and customary terms for such engagements. The agreement continues until the earlier of (i) August 6, 2002 or (ii) such time as the DLJ Entities shall own less than 20% of the outstanding Common Stock.

     In connection with the Recapitalization, the Company extended non-recourse loans (the "Loans") to the following executive officers, in the amounts shown, to fund, in whole or in part, their purchase of shares of Common Stock: Stephen
J. Felice -- $249,979.89; Thomas J. Fitzpatrick -- $116,664.15; Joseph S. Giordano -- $99,971.35; Thomas M. Molchan -- $99,971.35; and Thomas
Farrell -- $124,989.95. Each of the Loans matures on August 7, 2001, with interest at the rate of 6.39% per annum and principal due and payable at maturity. The Loans are secured by a pledge of the shares of Common Stock purchased with the

Loans and any shares of Common Stock obtained through the borrower's exercise of Rollover Options or options issued under the Plan. The Loans to Messrs. Felice, Fitzpatrick and Giordano were cancelled upon termination of their employment with the Company, and those employees forfeited their right, title and interest in the shares of Common Stock and all options which were pledged as security for the Loans. For Messrs. Molchan and Farrell, the loan amounts shown above represent the amount outstanding as of November 12, 1999 and the largest aggregate amount of indebtedness outstanding at any time since July 1, 1999.

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

     (a) The following documents are filed as part of this report:

        (1) Financial Statements
            See Index to Financial Statements appearing on Page F-1.

        (2) Financial Statement Schedules
            Schedule I -- Condensed Financial Information of Registrant
                          (DecisionOne Holdings Corp. only)

            Schedule II -- Valuation and Qualifying Accounts

        (3) Exhibits

                           DECISIONONE HOLDINGS CORP.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
2.1            Agreement and Plan of Merger, dated May 4, 1997 between the
               Company and Quaker Holding Co.(5) (appears as Annex A)
2.2            Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 15, 1997.(5) (appears as Annex A-1)
3.1            Amended and Restated Certificate of Incorporation (Exhibit
               3.1).(1)
3.2            Amended and Restated Bylaws (Exhibit 3.2).(1)
4.1            Specimen of DecisionOne Corporation's 9 3/4% Senior
               Subordinated Notes due 2007 (included in Exhibit 4.2).(6)
4.2            9 3/4% Senior Subordinated Note Indenture dated as of August
               7, 1997 between DecisionOne Corporation and State Street
               Bank and Trust Company as Trustee.(6)
4.3            Specimen of the Company's 11 1/2% Senior Discount Debenture
               due 2008 (included in Exhibit 4.4).(6)
4.4            11 1/2% Senior Discount Debenture Indenture dated as of
               August 7, 1997 by and between Quaker Holding Co. and State
               Street Bank and Trust as Trustee.(6)
4.5            Form of Warrant (included in Exhibit 4.6).(6)
4.6            Warrant Agreement dated as of August 7, 1997 between Quaker
               Holding Co. and State Street Bank and Trust as Warrant
               Agent.(6)
4.7            Debenture Agreement dated as of August 7, 1997 between the
               Company and State Street Bank and Trust as Trustee (included in Exhibit 4.4).(6)
4.8            Warrant Assumption dated as of August 7, 1997 between the
               Company and State Street Bank and Trust as Warrant Agent
               (included in Exhibit 4.6).(6)
4.9            Specimen of DecisionOne Corporation's 14% Senior Notes due
               2006 (included in Exhibit 4.10).(10)
4.10           14% Senior Notes Indenture dated as of January 27, 1999
               between DecisionOne Corporation and State Street Bank and
               Trust Company as Trustee.(10)
10.1*          Management Incentive Plan.(6)
10.2*          Direct Investment Program.(6)
10.3           Investors' Agreement dated August 7, 1997.(6)

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
10.4           U.S. $575,000,000 Credit Agreement ("Credit Agreement")
               dated as of August 7, 1997 by and among DecisionOne
               Corporation, various financial institutions, DLJ Capital
               Funding Inc. (as Syndication Agent), Nations Bank of Texas,
               N.A. (as Administrative Agent) and BankBoston, N.A. (as
               Documentation Agent).(6)
10.5           Amendment No. 2, dated January 12, 1998 to the Credit
               Agreement.(8)
10.6           Amendment No. 3, dated March 18, 1998 to the Credit
               Agreement.(9)
10.7*          Employment Agreement with Kenneth Draeger (Exhibit 10.7).(1)
10.8*          Employment Letter with Stephen J. Felice (Exhibit 10.8).(1)
10.9*          Employment Letter with James J. Greenwell (Exhibit
               10.10).(1)
10.10          Amended and Restated Registration Rights Agreement (Exhibit
               10.11).(1)
10.11          First Amendment to Amended and Restated Registration Rights
               Agreement (Exhibit 10.12).(1)
10.12*         Employment Letter with Joseph S. Giordano (Exhibit
               10.17).(2)
10.13*         Employment Letter with Thomas J. Fitzpatrick (Exhibit
               10.22).(3)
10.14*         Employment Letter with Thomas M. Molchan.(4)
10.15*         Employment Letter with Dwight T. Wilson.(4)
10.16          Intercompany Note made by the Company in favor of
               DecisionOne Corporation dated as of August 7, 1997.(6)
10.17*         Form of Purchase Agreement dated as of August 7, 1997.(6)
10.18*         Form of Option Agreement dated as of August 7, 1997.(6)
10.19*         Employment Letter for James S. Burkhardt.(12)
10.20          Waiver of Financial Covenants.(10)
10.21*         Agreement with Stephen J. Felice dated February 17,
               1999.(11)
12             Computation of Ratios of Earnings to Fixed Charges.(5)
21+            Subsidiaries of the Registrant.
23+            Consent of Deloitte & Touche LLP.
24+            Power of Attorney.
27+            Financial Data Schedule.

---------------
 (1) Filed as an Exhibit to Registration Statement No. 333-1256 on Form S-1 filed with the Securities and Exchange Commission on February 9, 1996.

  +  Filed herewith.

  *  Compensation plans and arrangements for executives and others.

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

 (7) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1997.

 (8) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 1998.

 (9) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

(10) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 1999.

(11) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.

(12) Filed as an Exhibit to the Annual Report on Form 10-K for DecisionOne Corporation filed with the Securities and Exchange Commission on September 28, 1998.

                            DECISIONONE CORPORATION

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Amended and Restated Certificate of Incorporation of the
              Company, as amended.(1)
    3.2       Amended and Restated Bylaws of the Company.(1)
    4.1       Specimen of the Company's 9 3/4% Senior Subordinated Notes
              due 2007 (included in Exhibit 4.2).(6)
    4.2       9 3/4% Senior Subordinated Note Indenture dated as of August
              7, 1997 between the Company and State Street Bank and Trust as Trustee.(6)
    4.3       Specimen of the Company's 14% Senior Notes due 2006
              (included in Exhibit 4.4).(7)
    4.4       14% Senior Notes Indenture dated as of January 27, 1999
              between the Company and State Street Bank and Trust as
              Trustee.(7)
   10.1*      Employment Agreement with Kenneth Draeger.(2)
   10.2*      Employment Letter with Stephen J. Felice.(2)
   10.3       Lease for Frazer, Pennsylvania executive offices (East).(2)
   10.4       Lease for Frazer, Pennsylvania executive offices (West).(2)
   10.5       Lease for Malvern, Pennsylvania depot and call center.(2)
   10.6+      Lease for Hayward, California depot.(3)
   10.7       Lease for Northborough, Massachusetts depot.(3)
   10.8       Form of Tax Sharing Agreement.(1)
   10.9       U.S. $575,000,000 Credit Agreement dated as of August 7,
              1997 by and among the Company, various finance institutions,
              DLJ Capital Funding Inc. (as Syndication Agent), NationsBank
              of Texas, N.A. (as Administrative Agent) and BankBoston,
              N.A. (as Documentation Agent).(6)
   10.10      Intercompany Note made by the DecisionOne Holdings Corp. in favor of the Company dated as of August 7, 1997.(6)
   10.11*     Agreement with Stephen J. Felice dated February 17, 1999.(8)
   10.12      Waiver of Financial Covenants.(7)
   10.13*+    Executive Retention Plan.
   10.14+     Lease for Devon, PA office and warehouse.
   10.15+     Lease for College Station, TX call center.
   10.16+     Lease for Wilmington, OH warehouse.
   10.17      Lease for Richfield, Minnesota call center.(10)
   10.18      Lease for Grove City, Ohio depot.(9)
   10.19      Lease for Phoenix, Arizona depot.(9)
   10.20*+    Executive Severance Plan.
   12.1       Statement Regarding Computation of Ratios.(1)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  21+         Subsidiaries of the Registrant.
  23+         Consent of Deloitte & Touche LLP.
  24+         Power of Attorney.
  27+         Financial Data Schedule.

---------------
 (1) Filed as an Exhibit to Registration Statement No. 333-28411 on Form S-1 filed with the Securities and Exchange Commission on June 3, 1997.

  +  Filed herewith.

  *  Compensation plans and arrangements for executives and others.

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

 (7) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed by DecisionOne Holdings Corp. with the Securities and Exchange Commission on February 1, 1999.

 (8) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed by DecisionOne Holdings Corp. with the Securities and Exchange Commission on May 17, 1999.

 (9) Filed as an Exhibit to the Annual Report on Form 10-K for DecisionOne Holdings Corp. with the Securities and Exchange Commission on September 28, 1998.

(10) Filed as an Exhibit to the Quarterly Report on Form 10-Q for DecisionOne Holdings Corp. with the Securities and Exchange Commission on February 12, 1998.

     (b) Current Reports on Form 8-K filed during the quarter ended June 30,
1999:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania
on November   , 1999.

                                          DECISIONONE HOLDINGS CORP.

                                          By: /s/     KARL R. WYSS
                                            ------------------------------------
                                                        Karl R. Wyss
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the indicated persons. Each person whose signature appears below in so signing also makes, constitutes and appoints Karl Wyss and Thomas J. Fogarty, and each of them acting for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ KARL R. WYSS                     Chairman and Chief Executive  December 6, 1999
-----------------------------------------------------    Officer (Principal
                    Karl R. Wyss                         Executive Officer)

                /s/ THOMAS J. FOGARTY                  Senior Vice President and     December 6, 1999
-----------------------------------------------------    Chief Financial Officer
                  Thomas J. Fogarty                      (Principal Financial and
                                                         Accounting Officer)

                 /s/ PETER T. GRAUER                   Director                      December 6, 1999
-----------------------------------------------------
                   Peter T. Grauer

             /s/ LAWRENCE M.V.D. SCHLOSS               Director                      December 6, 1999
-----------------------------------------------------
               Lawrence M.v.D. Schloss

                 /s/ KIRK B. WORTMAN                   Director                      December 6, 1999
-----------------------------------------------------
                   Kirk B. Wortman

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Frazer, Pennsylvania
on November   , 1999.

                                          DECISIONONE CORPORATION

                                          By: /s/     KARL R. WYSS
                                            ------------------------------------
                                                        Karl R. Wyss
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the indicated persons. Each person whose signature appears below in so signing also makes, constitutes and appoints Karl Wyss and Thomas J. Fogarty, and each of them acting for him and in his name, place and stead in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this report, and in each case to file the same, with all exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ KARL R. WYSS                     Chairman and Chief Executive  December 6, 1999
-----------------------------------------------------    Officer (Principal
                    Karl R. Wyss                         Executive Officer)

                /s/ THOMAS J. FOGARTY                  Senior Vice President and     December 6, 1999
-----------------------------------------------------    Chief Financial Officer
                  Thomas J. Fogarty                      (Principal Financial and
                                                         Accounting Officer)

                 /s/ PETER T. GRAUER                   Director                      December 6, 1999
-----------------------------------------------------
                   Peter T. Grauer

                 /s/ KIRK B. WORTMAN                   Director                      December 6, 1999
-----------------------------------------------------
                   Kirk B. Wortman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DECISIONONE HOLDINGS
  CORP.:
Independent Auditors' Report................................   F-2
  Consolidated Balance Sheets as of June 30, 1999 and
     1998...................................................   F-3
  Consolidated Statements of Operations and Comprehensive
     Income (Loss) for the Years Ended June 30, 1999, 1998
     and 1997...............................................   F-4
  Consolidated Statements of Shareholders' Deficiency for
     the Years Ended June 30, 1999, 1998 and 1997...........   F-5
  Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1999, 1998 and 1997...........................   F-6
  Notes to Consolidated Financial Statements................   F-7
CONSOLIDATED FINANCIAL STATEMENTS OF DECISIONONE
  CORPORATION:
  Independent Auditors' Report..............................  F-29
  Consolidated Balance Sheets as of June 30, 1999 and
     1998...................................................  F-30
  Consolidated Statements of Operations and Comprehensive
     Income (Loss) for the Years Ended June 30, 1999, 1998
     and 1997...............................................  F-31
  Consolidated Statements of Shareholder's Deficiency for
     the Years Ended June 30, 1999, 1998 and 1997...........  F-32
  Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1999, 1998 and 1997...........................  F-33
  Notes to Consolidated Financial Statements................  F-34
FINANCIAL STATEMENT SCHEDULES:
  Schedule I -- Condensed Financial Information of
     Registrant (DecisionOne Holdings Corp. only)...........   S-1
  Schedule II -- Valuation and Qualifying Accounts..........   S-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of DecisionOne Holdings Corp.:

     We have audited the accompanying consolidated balance sheets of DecisionOne Holdings Corp. and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income
(loss), shareholders' deficiency and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the related financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DecisionOne Holdings Corp. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recent losses from operations, significant shareholders' deficiency, default under terms of its credit agreement, and the related Indebtedness Restructuring and planned Bankruptcy court filings raise substantial doubt about its ability to operate as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
September 1, 1999

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  31,249   $   6,415
  Restricted cash...........................................      3,410
  Accounts receivable, net of allowances of $18,066 and
     $22,572................................................     93,134     114,082
  Consumable parts, net of allowances of $8,906 and
     $9,271.................................................     15,859      23,097
  Prepaid expenses and other assets.........................     21,738      28,106
                                                              ---------   ---------
          Total current assets..............................    165,390     171,700
REPAIRABLE PARTS, Net of accumulated amortization of
  $141,842 and $135,277.....................................    134,924     142,446
PROPERTY AND EQUIPMENT......................................     25,028      29,095
INTANGIBLES.................................................    128,509     154,029
DEFERRED TAX ASSET..........................................                 25,360
OTHER ASSETS................................................      2,036      19,357
                                                              ---------   ---------
          TOTAL ASSETS......................................  $ 455,887   $ 541,987
                                                              =========   =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Current portion of debt...................................  $ 778,866   $  13,311
  Notes payable -- related party............................      7,300
  Accounts payable and accrued expenses.....................     92,635     101,851
  Deferred revenues.........................................     28,876      40,758
  Other liabilities.........................................      8,540      10,925
                                                              ---------   ---------
          Total current liabilities.........................    916,217     166,845
DEBT........................................................        674     731,012
OTHER LIABILITIES...........................................      6,152       5,736
SHAREHOLDERS' DEFICIENCY:
  Preferred stock, $.01 par value; authorized 15,000,000;
     none outstanding.......................................         --          --
  Common stock, $.01 par value; authorized 30,000,000;
     issued and outstanding 12,564,485 shares in 1999 and
     12,584,219 shares in 1998..............................        126         126
  Additional paid-in capital................................    242,181     242,181
  Accumulated deficiency....................................   (706,795)   (601,195)
  Accumulated other comprehensive income (loss).............     (2,668)     (2,718)
                                                              ---------   ---------
          Total shareholders' deficiency....................   (467,156)   (361,606)
                                                              ---------   ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY....  $ 455,887   $ 541,987
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               1999        1998        1997
                                                             ---------   ---------   --------
REVENUES...................................................  $ 725,943   $ 805,717   $785,950
COST OF REVENUES...........................................    575,063     613,806    584,755
                                                             ---------   ---------   --------
GROSS PROFIT...............................................    150,880     191,911    201,195
OPERATING EXPENSES:
  Selling, general and administrative expenses.............    125,125     142,462    109,975
  Amortization of intangibles..............................     26,969      27,169     23,470
  Merger expenses..........................................                 69,046
  Loss on asset sales and disposals........................      1,491      87,458
                                                             ---------   ---------   --------
OPERATING INCOME (LOSS)....................................     (2,705)   (134,224)    67,750
INTEREST EXPENSE, Net of interest income of $622 in 1999,
  $1,417 in 1998, and $197 in 1997.........................     77,535      64,683     14,698
                                                             ---------   ---------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES (BENEFIT)..........................................    (80,240)   (198,907)    53,052
PROVISION (BENEFIT) FOR INCOME TAXES.......................     25,360     (15,777)    21,968
                                                             ---------   ---------   --------
NET INCOME (LOSS)..........................................  $(105,600)  $(183,130)  $ 31,084
                                                             =========   =========   ========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS.................        (85)       (912)       (38)
  PENSION LIABILITY ADJUSTMENT.............................        135        (517)       (25)
                                                             ---------   ---------   --------
COMPREHENSIVE INCOME (LOSS)................................  $(105,550)  $(184,559)  $ 31,021
                                                             =========   =========   ========
BASIC EARNINGS (LOSS) PER COMMON SHARE.....................  $   (8.40)  $  (13.05)  $   1.03
                                                             =========   =========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.......     12,577      14,033     30,110
                                                             =========   =========   ========
PRO FORMA INFORMATION (UNAUDITED) -- See Note 4:
  Pro forma net loss.......................................              $(124,266)  $   (183)
                                                                         =========   ========
  Pro forma net loss per share.............................              $   (9.91)  $   (.01)
                                                                         =========   ========
  Pro forma weighted average number of common shares
     outstanding...........................................                 12,545     14,200
                                                                         =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)

                                                                                   ACCUMULATED
                                                                        OTHER COMPREHENSIVE INCOME (LOSS)
                                                                      --------------------------------------
                                      COMMON STOCK                                    FOREIGN                    TOTAL
                                  --------------------   ADDITIONAL                  CURRENCY      PENSION       SHARE-
                                   NUMBER OF              PAID-IN     ACCUMULATED   TRANSLATION   LIABILITY     HOLDERS'
                                    SHARES      AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT    ADJUSTMENT   DEFICIENCY
                                  -----------   ------   ----------   -----------   -----------   ----------   ----------
BALANCE, JUNE 30, 1996..........   27,340,288    $273    $ 255,262     $ (73,516)      $ 622       $(1,848)    $ 180,793
Net income......................                                          31,084                                  31,084
  Adjustment to pension
    liability...................                                                                       (25)          (25)
  Tax benefit -- disqualifying
    stock disposition...........                             2,635                                                 2,635
  Foreign currency translation
    adjustment..................                                                         (38)                        (38)
  Exercise of stock options.....      477,544       5          434                                                   439
                                  -----------    ----    ---------     ---------       -----       -------     ---------
BALANCE, JUNE 30, 1997..........   27,817,832     278      258,331       (42,432)        584        (1,873)      214,888
  Net loss......................                                        (183,130)                               (183,130)
  Adjustment to pension
    liability...................                                                                      (517)         (517)
  Foreign currency translation
    adjustment..................                                                        (912)                       (912)
  Repurchase of common stock in
    connection with
    recapitalization............  (26,506,705)   (265)    (244,639)     (375,633)                               (620,537)
  Issuance of common stock in
    connection with
    recapitalization............   11,108,354     111      226,472                                               226,583
  Purchase and retirement of
    common stock................      (23,026)                 (85)                                                  (85)
  Issuance of warrants..........                             1,880                                                 1,880
  Exercise of stock options.....      187,764       2          222                                                   224
                                  -----------    ----    ---------     ---------       -----       -------     ---------
BALANCE, JUNE 30, 1998..........   12,584,219     126      242,181      (601,195)       (328)       (2,390)     (361,606)
  Net loss......................                                        (105,600)                               (105,600)
  Adjustment to pension
    liability...................                                                                       135           135
  Foreign currency translation
    adjustment..................                                                         (85)                        (85)
  Common stock retired..........      (19,734)                                --                                      --
                                  -----------    ----    ---------     ---------       -----       -------     ---------
BALANCE, JUNE 30, 1999..........   12,564,485    $126    $ 242,181     $(706,795)      $(413)      $(2,255)    $(467,156)
                                  ===========    ====    =========     =========       =====       =======     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(105,600)   $(183,130)   $  31,084
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Loss on asset sales and disposals.......................      1,491       87,458
    Depreciation............................................     13,842       15,729       13,549
    Amortization of repairable parts........................     85,391       81,597       63,870
    Amortization of intangibles.............................     26,969       27,169       23,470
    Provision for uncollectible receivables.................      4,266       15,515        7,849
    Provision for consumable parts obsolescence.............      4,188        1,852        2,554
    Provision for deferred taxes............................     25,360
  Changes in operating assets and liabilities, net of
    effects from companies acquired, which provided (used)
    cash:
      Accounts receivable...................................     16,682         (802)     (38,365)
      Consumable parts......................................      3,057       (1,889)      (6,038)
      Accounts payable and accrued expenses.................     (9,588)       4,581        3,885
      Deferred revenues.....................................    (12,714)     (20,311)     (25,427)
      Net changes in other assets and liabilities...........     18,556      (14,432)      12,543
                                                              ---------    ---------    ---------
      Net cash provided by operating activities.............     71,900       13,337       88,974
                                                              ---------    ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures......................................    (16,402)     (10,222)     (10,540)
  Repairable spare parts purchases, net.....................    (76,415)     (78,239)     (86,446)
  Acquisitions of companies and contracts...................     (2,793)     (10,168)     (32,258)
  Proceeds from asset sales.................................     16,794           --           --
                                                              ---------    ---------    ---------
      Net cash used in investing activities.................    (78,816)     (98,629)    (129,244)
                                                              ---------    ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock in connection with
    recapitalization........................................                 226,583          439
  Redemption of common stock in connection with
    recapitalization........................................                (609,654)
  Redemption of common stock warrants in connection with
    recapitalization........................................                 (12,149)
  Issuance of warrants......................................                   1,880
  Net proceeds from borrowings..............................     32,292      476,918       43,625
  Principal payments under capital leases...................       (457)        (480)      (1,075)
  Other.....................................................        (85)      (2,268)         (63)
                                                              ---------    ---------    ---------
      Net cash provided by financing activities.............     31,750       80,830       42,926
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..........................................     24,834       (4,462)       2,656
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR...................................................      6,415       10,877        8,221
                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  31,249    $   6,415    $  10,877
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Net cash paid (received) during the year for:
    Interest................................................  $  64,091    $  41,644    $  15,640
    Income taxes............................................     (9,365)       4,031        8,381
  Noncash investing/financing activities:
    Issuance of seller notes in connection with
      acquisitions..........................................                                2,224
    Issuance of seller notes in exchange for repairable
      parts.................................................                                1,855
    Repairable parts received in lieu of cash for accounts
      receivable............................................                                1,124
    Repairable parts received in exchange for the assumption
      of liabilities........................................                   2,100

  The accompanying notes are an integral part of these consolidated financial statements.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

1.  NATURE OF BUSINESS

     DecisionOne Holdings Corp. and its wholly-owned subsidiaries (the "Company") are providers of multivendor computer maintenance and technology support services. The Company offers its customers a single-source, independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") solution for computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. These services are provided by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals. In addition, the Company provides outsourcing services for OEMs, software publishers, system integrators and other independent service organizations. The Company delivers its services through an extensive field service organization of approximately 3,500 service professionals in over 150 service locations throughout North America and through strategic alliances in selected international markets.

     DecisionOne Corporation is the principal operating subsidiary of the Company. The Company's wholly owned, direct international subsidiaries are not significant to the Company's consolidated financial statements. The Company operates as one business segment (See Note 3).

2.  INDEBTEDNESS RESTRUCTURING

     The Company has continued to experience declining trends in revenues, and earnings throughout fiscal 1999. The declining trends principally result from lower sales of new service contracts, erosion of contract base, and minimal growth from acquisitions.

     As previously announced, on January 28, 1999, the Company initiated a corporate operating plan ("Operating Plan") intended to restore revenue growth and improve financial performance. The Operating Plan included the following key components: (i) focusing on all aspects of the Company's operations -- from sales through service delivery -- on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and (iii) financial structure changes, including an additional $7.3 million investment in the form of 14% Senior Unsecured Notes due 2006 (the "14% Notes") in DecisionOne Corporation by an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"), and the Company's agreement with its lenders to waive certain financial covenants in the Company's credit agreement through July 29, 1999 (the "Waiver").

     On July 14, 1999, the reorganized Company's common stock was delisted from the NASDAQ national market System. Since that date, the Company's common stock has been quoted on the OTC Bulletin Board.

     On August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Under the terms of the final agreement, the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes") would exchange their notes for (a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES fully diluted equity, at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes") and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity.

     The Company did not make the $7.3 million interest payment on its 9 3/4% Notes, which was due on August 2, 1999 nor the interest payment due to the holders of the 14% Notes. The Waiver, pursuant to which the bank lending group agreed to waive certain financial covenants under its Existing Credit Facility, expired on July 29, 1999. The holders of the 9 3/4% Notes, the holders of the 11 1/2% Notes, the holders of the 14% Notes and the bank lending group have the right to declare the respective outstanding loan amounts immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts. As such, the Company has reflected all such loan amounts as current liabilities as of June 30, 1999 (See Note 10).

     The Company's proposed Indebtedness Restructuring will be subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

     The Indebtedness Restructuring will be accomplished through a plan of reorganization (the "Plan") in a prepackaged case under Chapter 11 of the Bankruptcy Code. The Plan along with a related disclosure statement will be delivered to the bank lending group and the holders of the 14% Notes in connection with the Company's pre-petition solicitation of acceptances of the proposed Plan. If, by the end of the solicitation period, the requisite acceptances have been received from the bank lending group and the holders of the 14% Notes, the Company intends to file a petition under Chapter 11 and to use the acceptances received pursuant to the solicitation to seek confirmation of the Plan. With respect to all the other creditors and equity holders of the Company that are impaired under the Plan, the Company intends to seek confirmation of the Plan under the "cram down" provisions of the Bankruptcy Code. The Plan will only be confirmed if the Bankruptcy Court determines that all the requirements of the Bankruptcy Code have been met, including, without limitation, that the Plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the Plan does not "discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible and (iii) in the "best interests" of creditors and equity holders impaired under the Plan.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses from operations, significant shareholders' deficiency, default under the terms of its credit agreement, and the related Indebtedness Restructuring and planned Bankruptcy Court filings raise substantial doubt about the Company's ability to operate as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to reverse its declining revenue trends; (ii) the Company's ability to generate sufficient cash from operations and/or obtain additional financing to meets its obligations prior to confirmation of a plan of reorganization; (iii) confirmation of the Company's plan of reorganization under the Bankruptcy Code, and (iv) the Company's ability to achieve profitable operations and generate sufficient cash from operations and/or obtain additional financing after such confirmation.

3.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of DecisionOne Holdings Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     Pro Forma Information (Unaudited) -- The pro forma information included in the accompanying statement of operations and in Note 4 has been prepared to reflect the Company's recapitalization and merger with Quaker Holding Co. ("Quaker") and related transactions as if these had occurred on July 1, 1996.

     Cash and Cash Equivalents -- Cash and cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash equivalents, consisting primarily of repurchase agreements with banks, are stated at cost, which approximates fair market value.

     Restricted Cash -- Restricted cash at June 30, 1999 represents amounts deposited into a trust as security for letters of credit issued by the Company for certain employee obligations of the Company (see Note 10).

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

     The Company had amortized the majority of its composite group of repairable parts over an estimated average useful life of five years based principally on historic product life cycle studies. As a result of the abnormal retirement of computer parts (see Note 5) and related life studies, the Company revised the useful lives of repairable parts and increased the obsolescence provision for consumable parts prospectively. Effective July 1, 1998 the Company began amortizing its existing composite group of repairable parts and future repairable part purchases over an estimated average remaining life of three years.

     Accounting Change - Repairable Parts -- Effective July 1, 1999, the Company changed its method of accounting for repairable parts from the amortization method to the usage method. Under the amortization method, the Company amortized the cost of repairable parts over an estimated average useful life and recorded the costs of refurbishing repairable parts as a component of cost of revenues as incurred. Under the usage method, the Company will record in cost of revenues the cost of new and refurbished parts when used to service customers. Additionally, under the usage method, management will perform periodic assessments to determine the existence of excess or obsolete parts and will record any necessary provisions to reduce such parts to net realizable value, consistent with past practice. Management believes that this change in method for repairable parts more accurately reflects periodic results of operations based on parts used to service customers. The effect of this change will be recorded as a cumulative effect charge of approximately $74.4

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES million, during the fiscal quarter ending September 30, 1999. The Company does not expect to record any tax benefit resulting from this charge. See Note 11 to the Company's consolidated financial statements for the year ended June 30, 1999. The pro forma effect of this change in accounting principle on prior years' operations is not presented because such effects are not reasonably determinable.

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

     Business and Contract Acquisitions -- Business and contract acquisitions have been accounted for as purchase transactions, with the purchase price of each acquisition allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. Consistent with the Company's parts retirement accounting methods, the gross value of parts acquired is generally stated at weighted average cost. Fair value adjustments, if any, are reflected as adjustments to the respective accumulated amortization or allowance accounts. The excess of the purchase price over identified net assets acquired is amortized, on a straight-line basis, over the expected period of future benefit (see Notes 6 and 8).

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

     Intangible assets, which arise principally from acquisitions, are generally amortized on a straight-line basis over their respective estimated useful lives (see Note 8). The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that these carrying values may not be recoverable within the amortization period. Impairment is recognized when the net carrying value of the intangible asset exceeds the estimated future undiscounted net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

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

     Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     Foreign Currency Translation -- Gains and losses resulting from foreign currency translation are accumulated as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in operations, except for intercompany foreign currency transactions which are of a long-term nature and are accumulated as a separate component other comprehensive income (loss).

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

     Debt -- As more fully described in Note 10, the fair values of debt such as the Existing Credit Facility, the senior discount debentures, the senior unsecured notes and the senior subordinated notes and the fair values of interest rate swaps and collars are based primarily on quoted market prices.

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

     Stock-Based Compensation -- The Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note 13).

     Derivative Financial Instruments -- Derivative financial instruments, which constitute interest rate swap and collar agreements (see Note 10), are periodically used by the Company in the management of its variable interest rate exposure. Amounts to be paid or received under interest rate swap and collar agreements are recognized as interest expense or interest income during the period in which these accrue. Gains or losses realized, if any, on the early termination of interest rate swap or collar contracts are deferred, to be recognized upon the termination of the related asset or liability or expiration of the original term of the swap or collar contract, whichever is earlier. The Company does not hold any derivative financial instruments for trading purposes.

     Earnings (Loss) Per Common Share -- In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which the Company adopted during fiscal 1998. SFAS No. 128, which supersedes APB No. 15, Earnings Per Share, requires a dual presentation of basic and diluted earnings per share as well as disclosures including a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock, using the treasury stock

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES method at the average market price of the Company's common stock for the period. In accordance with SFAS No. 128, diluted earnings per share is not presented because the effect of the potential exercise of outstanding common stock equivalents is antidilutive as a result of the losses incurred for the fiscal year ended June 30, 1999 and 1998. The total weighted average common stock equivalents that would have been used to determine diluted earnings per share as of June 30,1999 and 1998 were as follows: common stock options of approximately 1,341,000 in 1999 and 1,568,000 in 1998 and common stock warrants of 313,047 in 1999 and 1998.

     Comprehensive Income (Loss) -- In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income -- The Company adopted this pronouncement in fiscal 1999. Components of comprehensive income for the Company include net income (loss), pension liability adjustment and foreign currency translation.

     Business segmentation -- In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. Except for geographic information set forth below, the adoption of SFAS No. 131 has not resulted in any changes to presentation of financial data in fiscal 1999, as the Company operates as one business segment. Summary geographic financial information for the Company for the fiscal years ended June 30, 1999, 1998 and 1997 as is as follows:

                                                 UNITED STATES    CANADA     TOTAL COMPANY
                                                 -------------    -------    -------------
1999
Total revenues.................................    $696,797       $29,146      $725,943
  Total assets.................................    $442,569       $13,318      $455,887
1998
  Total revenues...............................    $772,683       $33,034      $805,717
  Total assets.................................    $523,604       $18,383      $541,987
1997
  Total revenues...............................    $755,254       $30,696      $785,950
  Total assets.................................    $605,764       $17,341      $623,105

     Recent Accounting Pronouncements -- In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which revises certain disclosure requirements for the Company's retirement plan assets and obligations, is effective for fiscal periods beginning after December 15, 1997. Restatement of prior years' information is required, where available. As this statement only requires a change in methods of disclosure and not in accounting methods, it did not have any impact on the Company's consolidated financial position and results of operations. The Company adopted SFAS No. 132 in fiscal 1999, as required.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those assets or liabilities at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. In June, 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 until June 15, 2000. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

     Reclassifications -- Certain reclassifications have been made to prior year data in order to conform with the 1999 presentation.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

4.  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

     On August 7, 1997, the Company consummated a merger with Quaker Holding Co. ("Quaker"), an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). The merger, which was recorded as a recapitalization for accounting purposes as of the consummation date, occurred pursuant to an Agreement and Plan of Merger (the "Merger Agreement") between the Company and Quaker dated May 4, 1997.

     In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into the Company, and the holders of approximately 94.7% of shares of Company common stock outstanding immediately prior to the merger received $23 per share in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Company common stock outstanding immediately prior to the merger retained such shares in the merged Company, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Company common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's then existing revolving credit facility (see Note 10).

     In connection with the merger, the Company raised $85 million through the public issuance of senior discount debentures, in addition to publicly issued senior subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes, the initial borrowings under the new credit facility and the purchase of approximately $225 million of Company common stock by Quaker have been used to finance the payments of cash to cash-electing shareholders, to pay the holders of stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's then existing revolving credit facility and to pay expenses incurred in connection with the merger.

     As a result of the merger, the Company incurred various expenses, aggregating approximately $69.0 million (approximately $63.5 million after related tax benefit) in connection with consummating the transaction. These costs consisted primarily of compensation costs, underwriting discounts and commissions, professional and advisory fees and other expenses. The Company reported this one-time charge during the first quarter of fiscal 1998. In addition to these expenses, the Company also incurred approximately $22.3 million of capitalized debt issuance costs associated with the merger financing. These costs will be charged to expense over the terms of the related debt instruments.

     The following summarized unaudited pro forma information for the years ended June 30, 1998 and 1997 assumes that the merger had occurred on July 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1996 or which may result in the future.

                                                                    UNAUDITED
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
                                                               YEAR ENDED JUNE 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
PRO FORMA LOSS STATEMENT INFORMATION:
Revenues....................................................  $ 805,717    $785,950
Operating income (loss).....................................    (65,178)     67,750
Loss from continuing operations before income tax provision
  (benefit).................................................   (134,971)       (312)
Net loss....................................................   (124,266)       (183)
Loss per common share.......................................  $   (9.91)   $  (0.01)
  Weighted average common shares outstanding................     12,545      14,200

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     The 1998 pro forma net loss reflects (1) a net increase in interest expense of approximately $5.1 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility; (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the tax benefit related to these adjustments of approximately $5.1 million, including the effect of valuation allowances against certain deferred tax assets (see Note
11). Pro forma weighted average common shares outstanding includes 12,499,978 shares outstanding immediately subsequent to the merger on August 7, 1997 in addition to shares subsequently issued and outstanding.

     The 1997 pro forma net loss reflects a net increase in interest expense of approximately $53.4 million ($31.3 million after related pro forma tax effect), attributable to additional financing incurred in connection with the merger, net of repayment of the Company's existing revolving credit facility. Pro forma weighted average common and common equivalent shares outstanding include 12,499,978 shares outstanding immediately subsequent to the merger on August 7, 1997 and dilutive common stock warrants and stock options (convertible into 281,960 and 1,418,530 shares of common stock, respectively) issued in connection with or immediately subsequent to the merger.

5.  LOSS ON ASSET SALES AND DISPOSALS

     In connection with the company's fiscal 1999 cost reduction program, the Company sold all of its owned facilities, consisting of a multi-purpose facility located in Tulsa, Oklahoma, and a Logistics service facility located in a suburb of Milwaukee, Wisconsin, at a total net loss of approximately $1.5 million.

     Management determined that over 1.2 million of its computer parts were obsolete during its annual fourth quarter physical inventory in fiscal 1998. These parts were retired and subsequently sold to salvage dealers for nominal scrap value. The parts obsolescence was principally due to the convergence of significant changes in the Company's business operations and the computer service industry. The significant changes include: (1) accelerated technology migration trends as customers modify their computing environments to remediate year 2000 ("Y2K") problems, (2) increasing shifts in demand from data center and midrange systems to desktop computing environments, and (3) declining life cycles of the products under current and anticipated service contracts due to increasingly rapid changes in technology. The abnormal nature of this retirement and subsequent sale required immediate loss recognition of $75 million in the fourth quarter of fiscal 1998.

     In connection with the acquisition of BABSS, the Company acquired contractual profit participation rights pursuant to an existing agreement between BABSS and ICL Sorbus, Ltd. (ICL) (See Note 6). On June 29, 1998, the Company sold its contractual profit participation rights back to ICL at a pretax loss of approximately $12.5 million.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

6.  BUSINESS AND CONTRACT ACQUISITIONS

     During the years ended June 30, 1999, 1998 and 1997, the Company acquired certain net assets of other service companies as follows (in thousands):

                                                       CONSIDERATION                                        EXCESS PURCHASE
                                      -----------------------------------------------                       PRICE OVER FAIR
                        NUMBER OF               LIABILITIES            TOTAL PURCHASE                     VALUE OF NET ASSETS
YEARS ENDED            ACQUISITIONS    CASH       ASSUMED     NOTES        PRICE        OTHER TANGIBLES        ACQUIRED
-----------            ------------   -------   -----------   ------   --------------   ---------------   -------------------
Non-significant
business or
maintenance contract
acquisitions:
  June 30, 1997......       9         $32,258     $45,829     $2,201      $80,288           $32,239             $48,049
  June 30, 1998......       4          10,168       6,317     $4,538       21,023             4,600              16,423
  June 30, 1999......       1           2,793       1,204         --        3,997               139               3,858

     Included in non-significant maintenance contract acquisitions is the acquisition of substantially all of the contracts and related assets, including spare parts of the U.S. computer service business of Memorex Telex Corporation and certain of its affiliates (collectively, "Memorex Telex"). Memorex Telex had filed a petition in bankruptcy in the United States Bankruptcy Court (the "Court") in the District of Delaware on October 15, 1996; the Court approved the sale to the Company on November 1, 1996. The adjusted purchase price was $52.7 million, comprised of the assumption of certain liabilities under contracts of the service business, which were valued at $28.3 million, and base cash consideration of approximately $24.4 million, after certain purchase price adjustments, excluding transaction and closing costs. Pro forma information has not been presented with respect to those acquisitions, as the Company does not consider these acquisitions to be significant. During the third quarter of fiscal 1997, the Company recorded an adjustment increasing the deferred revenues assumed in the Memorex Telex acquisition by approximately $2,300,000, to revise the estimated fair value of certain contract liabilities of the business assumed by the Company.

7.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land and buildings..........................................  $     --    $  6,312
Equipment...................................................    10,292      15,335
Computer hardware and software..............................    41,480      32,459
Furniture and fixtures......................................     7,088       9,628
Leasehold improvements......................................     7,034       5,190
                                                              --------    --------
                                                                65,894      68,924
Accumulated depreciation and amortization...................   (40,866)    (39,829)
                                                              --------    --------
                                                              $ 25,028    $ 29,095
                                                              ========    ========

     The principal lives (in years) used in determining depreciation and amortization rates of various assets are: buildings (20-40); equipment (3-10); computer hardware and software (3-5); furniture and fixtures (5-10) and leasehold improvements (term of related leases).

     Depreciation and amortization expense was approximately $13,842,000, $15,729,000, and $13,549,000 for the fiscal years ended 1999, 1998 and 1997, respectively. As more fully described in Note 5, the Company sold both of its owned facilities during fiscal 1999.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

8.  INTANGIBLES

     Intangibles consisted of the following:

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Excess purchase price over fair value of net assets
  acquired..................................................  $138,307    $137,241
Customer lists..............................................    60,370      60,370
Noncompete agreements.......................................     4,331       9,231
Other intangibles...........................................     9,881       8,014
                                                              --------    --------
                                                               212,889     214,856
Accumulated amortization....................................   (84,380)    (60,827)
                                                              --------    --------
                                                              $128,509    $154,029
                                                              ========    ========

     The periods (in years) used in determining the amortization rates of intangible assets are: excess purchase price over fair value of net assets acquired (4-20); customer lists (3-8); non-compete agreements (3-5) and other (1-6).

     Amortization expense relating to intangibles was approximately $26,968,000, $27,169,000, and $23,470,000 for the fiscal years ended 1999, 1998 and 1997, respectively.

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                   JUNE 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Accounts payable............................................  $39,102    $ 56,040
Compensation and benefits...................................   21,175      20,928
Interest....................................................    7,098      11,485
Unused leases...............................................      531         175
Pension accrual.............................................    1,145       1,515
Accrued professional fees...................................      880         568
Non-income taxes and other..................................   22,704      11,140
                                                              -------    --------
                                                              $92,635    $101,851
                                                              =======    ========

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

10.  DEBT

     Debt consists of the following:

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Existing Credit Facility:
  Revolving credit loans....................................  $ 65,700    $ 30,700
  Term loans................................................   457,388     467,938
Senior discount debentures, 11 1/2%, due 2008...............   103,496      92,246
Senior subordinated notes, 9 3/4%, due 2007.................   150,000     150,000
Senior unsecured notes, 14%, due 2006.......................     7,300          --
Seller noninterest-bearing notes payable....................     2,664       2,179
Seller note payable -- purchase of spare parts..............        --         508
Capitalized lease obligations, payable in varying
  installments..............................................       292         752
                                                              --------    --------
                                                               786,840     744,323
Less current portion........................................   786,166      13,311
                                                              --------    --------
                                                              $    674    $731,012
                                                              ========    ========

     In connection with the Company's merger with Quaker (see Note 4), the revolving credit loans outstanding immediately prior to the merger were repaid in full, including all interest due thereon. This refinancing was accomplished, in part, through the issuance of certain new debt instruments, consisting of the Existing Credit Facility, senior discount notes, and senior subordinated notes which, in the aggregate, provided financing of approximately $810 million, subject to certain conditions.

     As more fully described in Note 2, during fiscal 1999 the Company sought and obtained a waiver (the "Waiver") of certain financial covenants contained in its new 1997 Credit Facility (the "Existing Credit Facility"). In connection with the Waiver, The Company incurred waiver fees of approximately $4.3 million, which are being amortized as interest expense through July, 1999. This Waiver expired on July 29, 1999, and the Company is currently, therefore, in technical default under the terms of the Existing Credit Facility. As a result of this default, all amounts outstanding under the Existing Credit Facility could become immediately due and payable, and have been classified as current liabilities in the accompanying consolidated balance sheet as of June 30, 1999. Additionally, as a result of this default, any additional borrowings under the Existing Credit Facility are subject to the approval of the holders of the Existing Credit Facility.

     As more fully described in Note 2, on August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Although Company management expects the Indebtedness Restructuring to be consummated, such consummation is subject to various approvals outside of the Company's control. Currently, the Company does not have in place any alternate sources of liquidity if the Indebtedness Restructuring, or another similar debt restructuring agreement, is not consummated.

     The Company had average borrowings of approximately $770,177,000 during 1999 at an average interest rate of approximately 9.0%. Maximum borrowings during 1999 were approximately $788,000,000. The Company had average borrowings of $699,873,000 and $221,069,000 during 1998 and 1997, respectively, at an average interest rate of 9.0% and 6.4%, respectively. Maximum borrowings during 1998 and 1997 were $751,016,000 and $243,350,000, respectively.

     The Company's Canadian subsidiary has available a $5.0 million (Canadian) revolving line of credit agreement with a local financial institution. At June 30, 1999 and 1998, no amounts were outstanding under

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES the agreement. At June 30, 1997, approximately $471,000 (in U.S. dollars) was outstanding under this agreement.

     Annual maturities on long-term debt outstanding at June 30, 1999, are as follows (in thousands): 2000, $786,166; 2001, $612, and 2002, $62.

     The Company has approximately $10,325,000 of letters of credit outstanding as of June 30, 1999. The Company bears the credit risk on this amount to the extent that it does not comply with the provisions of certain agreements. The letters of credit, net of amounts deposited in trust as restricted cash (see
Note 3) reduce the amount available under the Company's revolving loans under its Existing Credit Facility.

EXISTING CREDIT FACILITY

     The Existing Credit Facility provides for term loans of $470,000,000 (term loan A -- $195,000,000 and term loan B -- $275,000,000) and revolving loans of up to $105,000,000. Term loan A expires in August 2003 with uneven quarterly principal payments commencing in September 1998. Term loan B expires in August 2005 with uneven quarterly principal payments commencing in December 1997. The revolving loans expire in August 2003. The Company pays a quarterly commitment fee on the unused amount of the revolving loans. The Company incurred debt issuance costs of approximately $14,375,000 in connection with the Existing Credit Facility. These costs have been deferred and are being amortized to interest expense over the term of the facility.

     The interest rate applicable to the Existing Credit Facility varies, at the Company's option, based upon LIBOR plus applicable margins (2.75% for term loan A and the revolving loans and 3.0% for term loan B) or based upon Prime Rate plus applicable margins (1.5% for term loan A and the revolving loans and 1.75% for term loan B). The applicable weighted average interest rates at June 30, 1999 were 8.47%, 8.71% and 8.96% for term loan A, term loan B, and the revolving loans, respectively.

     The Existing Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. These measurements include (1) Adjusted EBITDA, (2) Leverage Ratio, (3) Interest Coverage Ratio, and (4) Fixed Charge Ratio. Additionally, the Company has pledged the assets of substantially all of its subsidiaries as collateral security for the Existing Credit Facility. During the third quarter of fiscal 1998, the Company sought and obtained amendments to the Existing Credit Facility. The amendments revised certain financial performance measurements and increased the borrowing rate by 0.25%. The Company incurred fees of approximately $1,400,000 in connection with the amendments. These costs have been deferred and are being amortized to interest expense over the remaining term of the related debt instruments. The estimated fair value of the Existing Credit Facility was approximately $235.4 million and is based on quoted market prices as of June 30, 1999.

SENIOR DISCOUNT DEBENTURES (11 1/2% NOTES)

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

     Each unit ($1,000 principal amount) was issued with a warrant which allows the holder, subject to certain conditions, to purchase 1.9 shares of common stock, for a total of 281,960 shares, at an exercise price

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES of $23.00 per share, subject to adjustment under certain circumstances. The warrants expire on August 1, 2007. The senior discount debentures are subordinate to the Existing Credit Facility, the senior subordinated notes and the senior unsecured notes.

     The estimated fair value of the senior discount debentures and the attached warrants as of June 30, 1999 was approximately $1.1 million and is based on quoted market prices for that publicly traded debt.

SENIOR SUBORDINATED NOTES (9 3/4% NOTES)

     The 9 3/4% senior subordinated notes mature on August 1, 2007. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 1998. The Company incurred debt issuance costs of $4,500,000 in connection with the senior subordinated notes. These costs have been deferred and are being amortized to interest expense over the life of the notes. The senior subordinated notes are subordinate to the Existing Credit Facility and the senior unsecured notes.

     The estimated fair value of the senior subordinated notes as of June 30, 1999 was approximately $6.7 million and is based on quoted market prices.

SENIOR UNSECURED NOTES (14% NOTES)

     On January 27, 1999, the Company's principal shareholder, DLJMB and certain of its affiliates, purchased $7,300,000 of unsecured 14% senior notes due 2006 in DecisionOne Corporation. The proceeds of the 14% senior notes were used for general corporate purposes. The senior unsecured notes are subordinate only to the Existing Credit Facility.

     The estimated fair value of the senior unsecured notes as of June 30, 1999, was approximately $0.3 million based on indicative quoted market rates.

SELLER NOTES PAYABLE

     In connection with certain acquisitions (see Note 6), the Company issued noninterest-bearing notes, the principal of which is primarily due upon settlement of contingent portions of the acquisition purchase price within a specified period subsequent to closing, generally not exceeding one year from the acquisition date. Contingencies typically pertain to actual amounts of monthly maintenance contract revenues acquired and prepaid contract liabilities assumed in comparison to amounts estimated in acquisition agreements. The Company imputes interest, based upon market rates, for long-term, non-interest-bearing obligations.

     During 1997, the Company issued a secured note payable to the seller for the purchase of repairable parts in the original amount of $1,854,000. The note accrued interest at an interest rate of approximately 8%, and required quarterly payments of principal and interest of approximately $273,000 through December 1998.

REVOLVING CREDIT LOANS -- 1997 AND PRIOR

     The Company had a revolving credit facility of $300,000,000, which was repaid in connection with the Company's merger in August, 1997 (see Note 4).

INTEREST RATE RISK MANAGEMENT

     The use of interest rate risk management instruments, such as Swaps and Collars, is required under the terms of the Existing Credit Facility. The Company manages interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest rate amounts calculated by reference to an agreed-upon notional principal amount.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The following table summarizes the terms of the Company's existing Swaps and Collars as of June 30, 1999:

                       NOTIONAL AMOUNT    MATURITIES    AVERAGE INTEREST RATE    ESTIMATED FAIR VALUE
                       ---------------    ----------    ---------------------    --------------------
Variable to Fixed
  Swaps..............   $ 75,000,000        2000             5.9%                     $(115,000)
Collars..............   $100,000,000      2000 - 2001     5.7% - 6.7%                 $(237,000)

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps and Collars represent an integral part of the Company's interest rate risk management, their incremental effect on interest expense for the year ended June 30, 1999 was not significant.

11.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                        1999        1998       1997
                                                        ----        ----       ----
                                                               (IN THOUSANDS)
Current:
Federal..............................................  $    --    $ (8,209)   $10,909
  State..............................................       --         100      3,616
  Foreign............................................       --        (372)     1,080
Deferred:
  Federal............................................   21,483      (6,991)     6,460
  State..............................................    3,877        (917)        16
  Foreign............................................       --         612       (113)
                                                       -------    --------    -------
Provision (benefit) for income taxes.................  $25,360    $(15,777)   $21,968
                                                       =======    ========    =======

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     The tax effects of temporary differences consisted of the following:

                                                                     JUNE 30,
                                                              -----------------------
                                                                1999           1998
                                                              ---------      --------
                                                                  (IN THOUSANDS)
Gross deferred tax assets:
Accounts receivable.........................................  $   6,139      $  7,869
  Inventory.................................................      4,038         2,819
  Accrued expenses..........................................      5,798         6,348
  Unused leases.............................................       (133)         (277)
  Fixed assets..............................................      1,964         1,714
  Intangibles...............................................     21,781        17,049
  Debt issuance costs.......................................      8,155         3,743
  Other.....................................................      2,447         1,298
  Operating loss carryforwards..............................     62,763        53,554
  Tax credit carryforwards..................................      2,969         2,969
                                                              ---------      --------
Gross deferred tax assets...................................    115,921        97,086
Valuation allowance.........................................   (115,921)      (57,833)
                                                              ---------      --------
Gross deferred tax assets less valuation allowance..........         --        39,253
Gross deferred tax liabilities -- repairable spare parts....         --       (13,893)
                                                              ---------      --------
Net deferred tax asset......................................  $      --      $ 25,360
                                                              =========      ========

     Net operating loss and minimum tax credit carry forwards available at June 30, 1999 expire in the following years:

                                                                            YEAR OF
                                                             AMOUNT        EXPIRATION
                                                         --------------    ----------
                                                         (IN THOUSANDS)
Federal operating losses...............................     $152,085       2006 - 2019
State operating losses.................................      151,178       2000 - 2019
Foreign operating losses...............................       10,148       2000 - 2006
Investment tax credit..................................          134          2004
Minimum tax credit.....................................        2,835       INDEFINITE

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1999, 1998 and 1997 to income before income taxes, and the actual provision (benefit) for income taxes follows:

                                                              1999     1998     1997
                                                              -----    -----    ----
Federal income tax provision at statutory tax rate..........  (35.0)%  (35.0)%  35.0%
State income taxes, net of federal income tax provision.....   (5.1)    (3.9)    5.0
Foreign income taxes........................................    1.2     (0.4)    0.4
Change in valuation allowance...............................   72.4     29.1
Other.......................................................   (1.9)     2.3     1.0
                                                              -----    -----    ----
Actual income tax provision (benefit) effective tax rate....   31.6%    (7.9)%  41.4%
                                                              =====    =====    ====

     As a result of the Company's merger with Quaker on August 7, 1997 (see Note
4), an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for Federal income tax purposes, net operating loss and tax credit carryforwards of approximately $27.9 million arising prior to the

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $9.0 million per annum. The federal, state and foreign net operating loss carryforwards expire in varying amounts between 2000 and 2019.

     The Company recorded an increase in the valuation allowance of $58,088,000 during the year ended June 30, 1999 from $57,833,000 as of June 30, 1998 to $115,921,000 as of June 30, 1999. The valuation allowance reduces the gross deferred tax assets to the level where management believes that it is more likely than not that the tax benefit will be realized. The ultimate realization of deferred tax benefits is dependant upon the generation of future taxable income during the periods in which the temporary differences become deductible.

12.  OTHER LIABILITIES

     Other (noncurrent) liabilities consisted of the following:

                                                                   JUNE 30,
                                                              ------------------
                                                               1999        1998
                                                              ------      ------
                                                                (IN THOUSANDS)
Accrued severance...........................................  $3,847      $2,973
Other noncurrent liabilities................................   2,305       2,763
                                                              ------      ------
                                                              $6,152      $5,736
                                                              ======      ======

     Accrued severance reflects the actuarial determined liability for the separation of employees who are entitled to severance benefits under pre-existing separation pay plans.

     Other noncurrent liabilities include deferred operating lease liabilities related to scheduled rent increases, recorded in accordance with the provisions of SFAS No. 13, Accounting for Leases. Also included in other noncurrent liabilities are provisions relating to unutilized lease losses.

13.  STOCK-BASED COMPENSATION PLANS

     In connection with the Company's merger with Quaker on August 7, 1997 (see
Note 4), all vested and unvested options then outstanding under the Stock Option and Restricted Stock Purchase Plan were cancelled, and the holders of these options received the right to receive cash payments equal to the excess, if any, of $23.00 over the exercise price of each option. Certain option holders elected to convert 255,828 options under the Stock Option and Restricted Stock Purchase Plan into options to purchase common stock of the merged Company, in lieu of cash payments. The converted options were fully vested.

MANAGEMENT INCENTIVE PLAN

     The 1997 Management Incentive Plan (Incentive Plan), a stock option plan, was created concurrently with the Quaker Merger. Under the Incentive Plan, officers, directors and key employees may be granted options to purchase the Company's common stock at an exercise price determined by the Compensation Committee at the time of the grant. On August 7, 1997, the Company granted 1,179,000 options and granted an additional 725,828 options during the remainder of fiscal 1998. In July 1998, the Company increased the aggregate number of shares of Company Common Stock reserved for issuance to the Management Incentive Plan by 250,000 shares. The aggregate number of shares of Company common stock permitted for issuance pursuant to the Incentive Plan was 1,948,280 as of June 30, 1999. Options generally vest and become exercisable either in installments of 25% per year on each of the first through fourth anniversaries of the grant date or as defined corporate performance goals are met. All options become fully vested in seven years. Options generally expire upon the earlier of termination of employment (with a defined period to exercise vested options) or ten years from date of grant.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

     A summary of the Incentive Plan activity for the years ended June 30, 1999 and 1998 is as follows:

                                           1999                             1998
                              ------------------------------    -----------------------------
                                            WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                              SHARES         EXERCISE PRICE      SHARES       EXERCISE PRICE
                              ------        ----------------    ---------    ----------------
Balance, beginning of
  year......................   1,584,774         $19.86                 0         $ 0.00
Options granted.............   1,748,625           6.92         1,904,828          19.09
  Options exercised.........          --             --          (107,264)          0.96
  Options cancelled.........  (2,236,603)         16.70          (212,790)         22.58
                              ----------                        ---------
Balance, end of year........   1,096,796         $ 4.85         1,584,774         $19.86
                              ==========                        =========

     The following tables summarize information about options outstanding at June 30, 1999:

                                     OUTSTANDING OPTIONS
                    ------------------------------------------------------
     RANGE OF                          WEIGHTED AVERAGE   WEIGHTED AVERAGE
  EXERCISE PRICES   NUMBER OF SHARES   CONTRACTUAL LIFE    EXERCISE PRICE
  ---------------   ----------------   ----------------   ----------------
       $1.96             332,000             9.8               $ 1.96
   $6.10 - $7.17         685,288             8.4               $ 6.14
  $12.54 - $15.01         74,508             8.1               $14.26
      $26.75               5,000             8.1               $26.75
                       ---------
            Total      1,096,796             8.8               $ 5.52
                       =========

                          EXERCISABLE OPTIONS
                  ------------------------------------
   RANGE OF                           WEIGHTED AVERAGE
EXERCISE PRICE    NUMBER OF OPTIONS    EXERCISE PRICE
---------------   -----------------   ----------------
 $6.10 - $7.17          95,662             $ 6.38
$12.54 - $15.01         74,508             $14.26
    $26.75               5,000             $26.75
                       -------
     Total             175,170             $10.31
                       =======

     On December 14, 1998, the Company repriced 1,225,625 stock option grants, with an exercise price of $6.10, the then-quoted market price. Of these repriced stock option grants, 577,625 were cancelled subsequently during fiscal 1999.

     All stock option grants to date have been issued with an exercise price equal to or in excess of the market price of the underlying stock at the date of the grant. As a result, and in accordance with APB Opinion 25, no compensation expense is recognized in the Company's financial statements. Had compensation expense for the Incentive Plan been determined based on the fair value at the grant dates under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for fiscal 1999 and pro forma net loss and pro forma loss per share (see Note 4) would have been increased to the following adjusted amounts (dollars in thousands, except per share amounts):

                                                                1999         1998
                                                              ---------    ---------
Net loss -- as reported.....................................  $(105,600)   $(183,130)
Net loss -- as adjusted.....................................  $(105,975)   $(185,607)
Basic loss per share -- as reported.........................  $   (8.40)   $  (13.05)
Basic loss per share -- as adjusted.........................  $   (8.43)   $  (13.23)

     The weighted average fair value of options granted during fiscal 1999 and 1998 is estimated as $3.09 and $10.88, respectively, on the date of the grant using the Black-Scholes option pricing model with the following

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES assumptions: volatility of 57.0% and 46.0%, respectively, risk-free interest rate of 5.81% and 5.52%, respectively, dividend yield of 0.0% and an expected life of 5 years for both fiscal years.

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

     Presented below is the activity in the Plan for the years ended June 30, 1998 and 1997:

                                                          OPTIONS        PRICE RANGE
                                                         ----------    ---------------
Balance, June 30, 1996.................................   2,611,470      $.50 - $27.50
Options exercised......................................    (477,544)     $.50 -  $8.00
  Options granted......................................   1,254,000    $14.00 - $22.13
  Options cancelled....................................    (532,579)    $1.25 - $27.50
                                                         ----------
Balance, June 30, 1997.................................   2,855,347      $.50 - $26.75
  Options exercised....................................     (80,500)    $0.50 -  $6.00
  Options cancelled....................................  (2,774,847)    $0.45 - $26.75
                                                         ----------
Balance, June 30, 1998.................................           0              $0.00
                                                         ==========

     The fair value of the options granted were estimated using the Black-Scholes option pricing model. The fair values of the options granted during 1997 was $9.61. The assumptions used to determine the fair value were as follows: risk-free interest rate of 6.58 %; expected volatility of 27.1% in 1997 and 27.0%; and an expected life of 10 years.

     Had compensation expense for the Plan been determined based on the fair value at the grant dates under the provisions of SFAS No. 123, the pre-tax pro forma compensation expense in 1997 would have been approximately $4.4 million.

14.  LEASE COMMITMENTS

     The Company conducts its operations primarily from leased warehouses and office facilities and uses certain computer, data processing and other equipment under operating lease agreements expiring on various dates through 2009. The future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year for the five years succeeding June 30, 1999 and thereafter are as follows (in thousands):

2000...............................................  $20,092
2001...............................................   17,194
2002...............................................   12,188
2003...............................................    9,749
2004...............................................    7,661
Thereafter.........................................    7,623
                                                     -------
                                                     $74,507
                                                     =======

     Rental expense amounted to approximately $23,405,000, $19,379,000, and $17,367,000, for the fiscal years ended 1999, 1998 and 1997, respectively.

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

15.  SHAREHOLDERS' DEFICIENCY

     In connection with the merger (see Note 4), certain executive management employees were given the option to acquire common stock shares at current market prices. The Company provided non-recourse interest bearing loans to those key executives who elected to acquire common stock. Total loans outstanding at June 30, 1999 and 1998 were $995,000 and $1,329,000, respectively. The Company has recorded the employee loans receivable as a reduction to shareholders' deficiency.

     On August 7, 1997, the Company amended its Certificate of Incorporation to decrease the number of authorized shares of common stock to 30,000,000 shares, and to increase the number of authorized shares of preferred stock to 15,000,000 shares.

16.  RETIREMENT PLANS

     The Company maintains a 401(k) plan for its employees. Under this plan, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plan. The Company's contribution to this plan for fiscal 1999, 1998, and 1997 were $1,070,000, $1,013,000 and $0, respectively. A similar plan exists for former employees of an acquired company for which eligibility and additional contributions were frozen in September 1988.

     In addition, the Company assumed the liability of the defined benefit pension plan applicable to employees of a company acquired in 1986. The eligibility and benefits were frozen as of the date of the acquisition.

     Periodic (income) cost, and related financial information with respect to the defined benefit pension plan is as follows:

                                                               1999      1998
                                                              ------    -------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $9,156    $ 7,290
Service cost................................................      --         --
Interest cost...............................................     610        611
Plan amendments.............................................      --         --
Actuarial (gain) loss.......................................      70      1,613
Benefits paid...............................................    (929)      (358)
                                                              ------    -------
Benefit obligation at end of year...........................  $8,907    $ 9,156
                                                              ======    =======
CHANGE IN PLAN ASSETS:
Fair Value of plan assets at beginning of year..............  $7,858    $ 6,128
Actual return on plan assets................................     747      1,506
Employer contributions......................................     284        582
Benefits paid...............................................    (928)      (358)
                                                              ------    -------
Fair Value of plan assets at end of year....................  $7,961    $ 7,858
                                                              ======    =======
RECONCILIATION OF FUNDED STATUS:
Funded status...............................................  $ (947)   $(1,298)
Unrecognized transition asset...............................     405        438
Unrecognized prior service cost.............................      --         --
Unrecognized (gain) loss....................................   2,255      2,390
                                                              ------    -------
Net amount recognized.......................................  $1,713    $ 1,530
                                                              ======    =======

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                                                               1999      1998
                                                              ------    -------
                                                               (IN THOUSANDS)
AMOUNTS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS
CONSIST OF:
Intangible asset............................................  $  405    $   438
Accrued benefit liability...................................    (947)    (1,298)
Accumulated other comprehensive income......................   2,255      2,390
                                                              ------    -------
Accrued benefit cost........................................  $1,713    $ 1,530
                                                              ======    =======

                                                             1999     1998     1997
                                                             -----    -----    -----
PERIOD (INCOME) COST:
Service Cost...............................................     --       --       --
Interest Cost..............................................  $ 610    $ 611    $ 521
Expected return on plan assets.............................   (631)    (525)    (409)
Amortization of transition asset...........................     33       33       33
Amortization of prior service costs........................
Amortization of (gain) loss................................     88      115      (23)
                                                             -----    -----    -----
Total Net periodic benefit (income) cost...................  $ 100    $ 234    $ 122
                                                             =====    =====    =====

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% for 1999, 7.0% for 1998, and 7.5% for 1997. The expected long-term rate of return on assets was 8.5% for 1999, 1998 and 1997. The mortality table used for 1999 and 1998 was the 1983 Group Annuity Mortality Table for Males and Females and the mortality table used for 1997 was the UP-1984 Unisex Mortality Table.

17.  EMPLOYEE SEVERANCE AND UNUTILIZED LEASE COSTS

     During the second quarter of fiscal 1997, in connection with the Memorex Telex acquisition (see Note 6), the Company recorded a $3.4 million pre-tax charge for estimated future employee severance costs, and a $0.9 million pre-tax charge for unutilized lease/contract losses ("exit costs"), primarily associated with duplicate facilities to be closed. The $3.4 million charge, recorded in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans. These costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended June 30, 1997.

     During the year ended June 30, 1999, the Company recorded charges of $4.5 million, included in selling, general and administrative expenses, for estimated future severance costs in accordance with SFAS No. 112, which reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans, including employees separated under the Operating Plan (see Note 2).

     See Note 12 for further information regarding accrued severance and unutilized lease losses.

18.  COMMITMENTS AND CONTINGENT LIABILITIES

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

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

The Company initially estimated that its share of the costs of the clean-up of one of these sites was approximately $500,000, of which $372,000 and $460,000 remained unpaid and accrued in the accompanying consolidated balance sheets as of June 30, 1999 and 1998, respectively. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

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

19.  RELATED PARTY TRANSACTIONS

     During the years ended June 30, 1999 and 1998, respectively, the Company incurred costs of approximately $528,000 and $500,000 for financial advisory services to the DLJ Group. Of these amounts, approximately $528,000 and $0 remained unpaid at June 30, 1999 and 1998, respectively.

     As more fully described in Note 10, on January 27, 1999, the DLJ Group purchased $7,300,000 of unsecured 14% senior notes due 2006 by DecisionOne Corporation. Interest expense of approximately $430,000 remained unpaid at June 30, 1999, with respect to these obligations.

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended 1999 and 1998:

                                                           QUARTER ENDED
                                         -------------------------------------------------
                                         SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30(1),
                                         ---------    --------    ---------    -----------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Revenues...............................  $196,044     $185,017    $176,005      $ 168,877
Gross profit...........................    47,565       34,235      32,534         36,546
Net loss...............................   (10,992)     (25,649)    (24,481)       (44,478)
Basic loss per share...................  $  (0.87)    $  (2.04)   $  (1.95)     $   (3.54)

                  DECISIONONE HOLDINGS CORP. AND SUBSIDIARIES

                                                            QUARTER ENDED
                                        -----------------------------------------------------
                                        SEPT. 30(2),    DEC. 31,    MARCH 31,    JUNE 30(3),
                                        ------------    --------    ---------    ------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Revenues..............................    $202,264      $200,075    $200,910      $ 202,468
Gross profit..........................      44,819        46,769      47,747         52,576
Net loss..............................     (57,627)      (10,718)    (10,994)      (103,791)
Basic net income (loss) per share.....       (3.07)        (0.86)      (0.87)         (8.25)
Pro forma net income (loss)...........       1,237       (10,718)    (10,994)      (103,791)
Pro forma earnings (loss) per share...        0.09         (0.86)      (0.87)         (8.25)

---------------
(1) Net loss for the fourth quarter of 1999 includes a charge of $25.4 million to reduce deferred tax assets to the level where management believes it is more likely than not that such tax benefits will be realized (See Note 11).

(2) Net loss for the first quarter of 1998 includes $69.0 million of pre-tax merger expenses (See Note 4).

(3) Net loss for the fourth quarter of 1998 includes $87.5 million of pre-tax loss on asset sales and disposals and a $12.3 million pre-tax special charge to the provision for uncollectible receivables (See Note 5).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of DecisionOne Corporation:

     We have audited the accompanying consolidated balance sheets of DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp.) and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholder's deficiency and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the related financial statement schedule listed in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DecisionOne Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recent losses from operations, significant shareholders' deficiency, default under terms of its credit agreement, and the related Indebtedness Restructuring and planned Bankruptcy court filings raise substantial doubt about its ability to operate as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
September 1, 1999

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                1999         1998
                                                              ---------    ---------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  30,061    $   5,205
  Restricted cash...........................................      3,410
  Accounts receivable, net of allowances of $18,066 and
     $22,572................................................     93,134      114,082
  Consumable parts, net of allowances of $8,906 and
     $9,271.................................................     15,859       23,097
  Prepaid expenses and other assets.........................     18,750       27,797
                                                              ---------    ---------
          Total current assets..............................    161,214      170,181
REPAIRABLE PARTS, Net of accumulated amortization of
  $141,842 and $135,277.....................................    134,924      142,446
PROPERTY AND EQUIPMENT......................................     25,028       29,095
INTANGIBLES.................................................    128,509      154,029
PARENT COMPANY RECEIVABLES, net of allowances of $72,546 and
  $0........................................................                  69,867
DEFERRED TAX ASSET..........................................                  24,370
OTHER ASSETS................................................      2,036       16,451
                                                              ---------    ---------
          TOTAL ASSETS......................................  $ 451,711    $ 606,439
                                                              =========    =========

                      LIABILITIES AND SHAREHOLDER'S DEFICIENCY
CURRENT LIABILITIES:
  Current portion of debt...................................  $ 675,370    $  13,311
  Notes payable -- related party............................      7,300
  Accounts payable and accrued expenses.....................     92,135      101,351
  Deferred revenues.........................................     28,876       40,758
  Other liabilities.........................................      8,540       10,925
                                                              ---------    ---------
          Total current liabilities.........................    812,221      166,345
DEBT........................................................        674      638,766
OTHER LIABILITIES...........................................      6,152        5,796
SHAREHOLDER'S DEFICIENCY:
  Common stock, no par value; one share authorized, issued
     and outstanding in 1999 and 1998.......................         --           --
  Additional paid-in capital................................     12,323       12,323
  Accumulated deficit.......................................   (376,991)    (214,073)
  Accumulated other comprehensive income (loss).............     (2,668)      (2,718)
                                                              ---------    ---------
          Total shareholder's deficiency....................   (367,336)    (204,468)
                                                              ---------    ---------
          TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIENCY....  $ 451,711    $ 606,439
                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                             1999         1998         1997
                                                           ---------    ---------    --------
REVENUES.................................................  $ 725,943    $ 805,717    $785,950
COST OF REVENUES.........................................    575,063      613,806     584,755
                                                           ---------    ---------    --------
GROSS PROFIT.............................................    150,880      191,911     201,195
OPERATING EXPENSES:
  Selling, general and administrative expenses...........    125,125      142,462     109,975
  Amortization of intangibles............................     26,969       27,169      23,470
  Merger expenses........................................         --       69,046          --
  Loss on asset sales and disposals......................      1,491       87,458          --
  Provision for parent company receivables...............     72,546           --          --
                                                           ---------    ---------    --------
OPERATING INCOME (LOSS)..................................    (75,251)    (134,224)     67,750
INTEREST EXPENSE, Net of interest income of $4,903 in
  1999, $5,442 in 1998 and $197 in 1997, of which $4,323,
  $5,236 and $0 represent related party interest income
  for 1999, 1998 and 1997, respectively..................     62,644       52,204      14,698
                                                           ---------    ---------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES (BENEFIT)........................................   (137,895)    (186,428)     53,052
PROVISION (BENEFIT) FOR INCOME TAXES.....................     25,023      (14,787)     21,968
                                                           ---------    ---------    --------
NET INCOME (LOSS)........................................  $(162,918)   $(171,641)   $ 31,084
                                                           =========    =========    ========
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS...............        (85)        (912)        (38)
  PENSION LIABILITY ADJUSTMENT...........................        135         (517)        (25)
                                                           ---------    ---------    --------
COMPREHENSIVE LOSS.......................................  $(162,868)   $(173,070)   $ 31,021
                                                           =========    =========    ========
PRO FORMA INFORMATION (UNAUDITED) -- See Note 4:
  Pro forma net income (loss)............................               $(111,357)   $  5,726
                                                                        =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIENCY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES OF COMMON STOCK)

                                                                    ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME
                                                                          (LOSS)
                                                                 ------------------------
                                                                   FOREIGN                    TOTAL
                                      ADDITIONAL                  CURRENCY      PENSION       SHARE-
                                       PAID-IN     ACCUMULATED   TRANSLATION   LIABILITY     HOLDER'S
                                       CAPITAL       DEFICIT     ADJUSTMENT    ADJUSTMENT   DEFICIENCY
                                      ----------   -----------   -----------   ----------   ----------
BALANCE, JUNE 30, 1996..............  $ 255,535     $ (73,516)      $ 622       $(1,848)    $ 180,793
Net income..........................                   31,084                                  31,084
  Adjustment to pension liability...                                                (25)          (25)
  Foreign currency translation
     adjustment.....................                                  (38)                        (38)
  Tax benefit -- disqualifying stock
     disposition....................      2,635                                                 2,635
  Contributed capital...............        439                                                   439
                                      ---------     ---------       -----       -------     ---------
BALANCE, JUNE 30, 1997..............    258,609       (42,432)        584        (1,873)      214,888
  Net loss..........................                 (171,641)                               (171,641)
  Adjustment to pension liability...                                               (517)         (517)
  Foreign currency translation
     adjustment.....................                                 (912)                       (912)
  Dividends declared................   (244,000)                                             (244,000)
  Contributed capital...............        349                                                   349
  Reversal of tax
     benefit -- disqualifying stock
     disposition....................     (2,635)                                               (2,635)
                                      ---------     ---------       -----       -------     ---------
BALANCE, JUNE 30, 1998..............     12,323      (214,073)       (328)       (2,390)     (204,468)
  Net loss..........................                 (162,918)                               (162,918)
  Adjustment to pension liability...                                                135           135
  Foreign currency translation
     adjustment.....................                                  (85)                        (85)
                                      ---------     ---------       -----       -------     ---------
BALANCE, JUNE 30, 1999..............  $  12,323     $(376,991)      $(413)      $(2,255)    $(367,336)
                                      =========     =========       =====       =======     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              1999        1998        1997
                                                            ---------   ---------   ---------
OPERATING ACTIVITIES:
  Net income (loss).......................................  $(162,918)  $(171,641)  $  31,084
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Loss on asset sales and disposals.......................      1,491      87,458
     Depreciation.........................................     13,842      15,729      13,549
     Amortization of repairable parts.....................     85,391      81,597      63,870
     Amortization of intangibles..........................     26,968      27,169      23,470
     Provision for uncollectible receivables..............     76,812      15,515       7,849
     Provision for consumable parts obsolescence..........      4,188       1,852       2,554
     Provision for deferred taxes.........................     25,023
     Changes in operating assets and liabilities, net of
       effects from companies acquired, which provided
       (used) cash:
       Accounts receivable................................     16,682        (802)    (38,365)
       Consumable parts...................................      3,057      (1,889)     (6,038)
       Accounts payable and accrued expenses..............     (9,588)      4,081       3,885
       Deferred revenues..................................    (12,714)    (20,311)    (25,427)
       Cumulative effect of accounting change
       Net changes in other assets and liabilities........      3,688     (26,631)     12,543
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........     71,922      12,127      88,974
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Capital expenditures....................................    (16,402)    (10,222)    (10,540)
  Repairable spare parts purchases, net...................    (76,415)    (78,239)    (86,446)
  Acquisitions of companies and contracts.................     (2,793)    (10,168)    (32,258)
  Proceeds from sales of assets...........................     16,794          --          --
                                                            ---------   ---------   ---------
       Net cash used in investing activities..............    (78,816)    (98,629)   (129,244)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Capital contributions...................................                    349         439
  Payment of dividends to Parent..........................               (244,000)
  Loan made to Parent.....................................                (69,617)
  Net proceeds from borrowings............................     32,292     397,195      43,625
  Principal payments under capital leases.................       (457)       (480)     (1,075)
  Other...................................................        (85)     (2,617)        (63)
                                                            ---------   ---------   ---------
       Net cash provided by financing activities..........     31,750      80,830      42,926
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     24,856      (5,672)      2,656
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............      5,205      10,877       8,221
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR....................  $  30,061   $   5,205   $  10,877
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Net cash paid (received) during the year for:
     Interest.............................................  $  64,091   $  38,472   $  15,640
     Income taxes.........................................  $  (8,712)      4,031       8,381
  Noncash investing/financing activities:
     Issuance of seller notes in connection with
       acquisitions.......................................                              2,224
     Issuance of seller notes in exchange for repairable
       parts..............................................                              1,855
     Repairable parts received in lieu of cash for
       accounts receivable................................                              1,124
     Repairable parts received in exchange for the
       assumption of liabilities..........................                  2,100

  The accompanying notes are an integral part of these consolidated financial statements.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

1.  NATURE OF BUSINESS

     DecisionOne Corporation (a wholly-owned subsidiary of DecisionOne Holdings Corp., herein called "Holdings") and its wholly-owned subsidiaries (the "Company") are providers of multivendor computer maintenance and technology support services. The Company offers its customers a single-source, independent (i.e., not affiliated with an original equipment manufacturer, or "OEM") solution for computer maintenance and technology support requirements, including hardware maintenance services, software support, end-user/help desk services, network support and other technology support services. These services are provided by the Company across a broad range of computing environments, including mainframes, midrange and distributed systems, workgroups, personal computers ("PCs") and related peripherals. In addition, the Company provides outsourcing services for OEMs, software publishers, system integrators and other independent service organizations. The Company delivers its services through an extensive field service organization of approximately 3,500 service professionals in over 150 service locations throughout North America and through strategic alliances in selected international markets.

     On May 29, 1997, Holdings completed a restructuring of the legal organization of its subsidiaries (the "Corporate Reorganization"). The Corporate Reorganization involved Holdings' contribution to DecisionOne Corporation of ownership interests in its subsidiaries, all of which were under Holdings' control (the "Contributed Subsidiaries"). The Corporate Reorganization has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements include the accounts of the Contributed Subsidiaries for the year ended June 30, 1997.

     The Company's wholly owned, direct international subsidiaries are not significant to the Company's consolidated financial statements.

2.  INDEBTEDNESS RESTRUCTURING

     The Company has continued to experience declining trends in revenues, and earnings throughout fiscal 1999. The declining trends principally result from lower sales of new service contracts, erosion of contract base, and minimal growth from acquisitions.

     As previously announced, on January 28, 1999, the Company initiated a corporate operating plan ("Operating Plan") intended to restore revenue growth and improve financial performance. The Operating Plan included the following key components: (i) focusing on all aspects of the Company's operations -- from sales through service delivery -- on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and (iii) financial structure changes, including an additional $7.3 million investment in the form of 14% Senior Unsecured Notes due 2006 (the "14% Notes") in DecisionOne Corporation by an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"), and the Company's agreement with its lenders to waive certain financial covenants in the Company's credit agreement through July 29, 1999 (the "Waiver").

     On July 14, 1999, Holdings' common stock was delisted from the NASDAQ national market System. Since that date, the Holdings' common stock has been quoted on the OTC Bulletin Board.

     On August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Under the terms of the final agreement, the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the

                    DECISIONONE CORPORATION AND SUBSIDIARIES holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes") would exchange their notes for (a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes") and the holders of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity.

     The Company did not make the $7.3 million interest payment on its 9 3/4% Notes, which was due on August 2, 1999 nor the interest payment due to the holders of the 14% Notes. The Waiver, pursuant to which the bank lending group agreed to waive certain financial covenants under its Existing Credit Facility, expired on July 29, 1999. The holders of the 9 3/4% Notes, the holders of the 11 1/2% Notes, the holders of the 14% Notes and the bank lending group have the right to declare the respective outstanding loan amounts immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts. As such, the Company has reflected all such loan amounts as current liabilities as of June 30, 1999 (See Note 10).

     The Company's and Holdings' proposed Indebtedness Restructuring will be subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

     The Indebtedness Restructuring will be accomplished through a plan of reorganization (the "Plan") in a prepackaged case under Chapter 11 of the Bankruptcy Code. The Plan along with a related disclosure statement will be delivered to the bank lending group and the holders of the 14% Notes in connection with the Company's pre-petition solicitation of acceptances of the proposed Plan. If, by the end of the solicitation period, the requisite acceptances have been received from the bank lending group and the holders of the 14% Notes, the Company intends to file a petition under Chapter 11 and to use the acceptances received pursuant to the solicitation to seek confirmation of the Plan. With respect to all the other creditors and equity holders of the Company that are impaired under the Plan, the Company intends to seek confirmation of the Plan under the "cram down" provisions of the Bankruptcy Code. The Plan will only be confirmed if the Bankruptcy Court determines that all the requirements of the Bankruptcy Code have been met, including, without limitation, that the Plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the Plan does not "discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible and (iii) in the "best interests" of creditors and equity holders impaired under the Plan.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses from operations, significant shareholders' deficiency, default under the terms of its credit agreement, and the related Indebtedness Restructuring and planned Bankruptcy Court filings raise substantial doubt about the Company's ability to operate as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to reverse its declining revenue trends; (ii) the Company's ability to generate sufficient cash from operations and/or obtain additional financing to meets its obligations prior to confirmation of a plan of reorganization; (iii) confirmation of the Company's plan of reorganization under the Bankruptcy Code, and

                    DECISIONONE CORPORATION AND SUBSIDIARIES

(iv) the Company's ability to achieve profitable operations and generate sufficient cash from operations and/or obtain additional financing after such confirmation.

3.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of DecisionOne Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Pro Forma Information (Unaudited) -- The pro forma information included in the accompanying statement of operations and in Note 4 has been prepared to reflect the Company's and Holding's recapitalization and merger with Quaker Holding Co. ("Quaker") and related transactions as if these had occurred on July 1, 1996.

     Cash and Cash Equivalents -- Cash and cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase. Cash equivalents, consisting primarily of repurchase agreements with banks, are stated at cost, which approximates fair market value.

     Restricted Cash -- Restricted cash at June 30, 1999 represents amounts deposited into a trust as security for letters of credit issued by the Company for certain employee obligations of the Company (see Note 10).

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

     The Company had amortized the majority of its composite group of repairable parts over an estimated average useful life of five years based principally on historic product life cycle studies. As a result of the abnormal retirement of computer parts (See Note 5) and related life studies the Company revised the useful lives of repairable parts and increased the obsolescence provision for consumable parts prospectively. Effective July 1, 1998, the Company began amortizing its existing composite group of repairable parts and future repairable part purchases over an estimated average remaining life of three years.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     Accounting Change - Repairable Parts -- Effective July 1, 1999, the Company changed its method of accounting for repairable parts from the amortization method to the usage method. Under the amortization method, the Company amortized the cost of repairable parts over an estimated average useful life and recorded the costs of refurbishing repairable parts as a component of cost of revenues as incurred. Under the usage method, the Company will record in cost of revenues the cost of new and refurbished parts when used to service customers. Additionally, under the usage method, management will perform periodic assessments to determine the existence of excess or obsolete parts and will record any necessary provisions to reduce such parts to net realizable value, consistent with past practice. Management believes that this change in method for repairable parts more accurately reflects periodic results of operations based on parts used to service customers. The effect of this change will be recorded as a cumulative effect charge of approximately $74.4 million, during the fiscal quarter ending September 30, 1999. The Company does not expect to record any tax benefit resulting from this charge. See Note 11 to the Company's consolidated financial statements for the year ended June 30, 1999. The pro forma effect of this change in accounting principle on prior years' operations is not presented because such effects are not reasonably determinable.

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

     Business and Contract Acquisitions -- Business and contract acquisitions have been accounted for as purchase transactions, with the purchase price of each acquisition allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. Consistent with the Company's parts retirement accounting methods, the gross value of parts acquired is generally stated at weighted average cost. Fair value adjustments, if any, are reflected as adjustments to the respective accumulated amortization or allowance accounts. The excess of the purchase price over identified net assets acquired is amortized, on a straight-line basis, over the expected period of future benefit (see Notes 6 and 8).

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

     Intangible assets, which arise principally from acquisitions, are generally amortized on a straight-line basis over their respective estimated useful lives (see Note 8). The Company evaluates the carrying value of intangible assets whenever events or changes in circumstances indicate that these carrying values may not be recoverable within the amortization period. Impairment is recognized when the net carrying value of the intangible asset exceeds the estimated future undiscounted future net cash flows. Measurement of the amount of impairment, if any, is calculated based upon the difference between carrying value and fair value.

     Revenue -- The Company enters into maintenance contracts whereby it services various manufacturers' equipment. Revenues from these contracts are recognized ratably over the terms of such contracts. Prepaid

                    DECISIONONE CORPORATION AND SUBSIDIARIES revenues from multi-period contracts are recorded as deferred revenues and are recognized ratably over the term of the contracts.

     Revenues derived from the maintenance of equipment not under contract are recognized as the service is performed. Revenues derived from other technology support services are recognized as the service is performed or ratably over the term of the contract.

     Income Taxes -- The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

     Holdings and its wholly owned subsidiaries file a consolidated tax return. The Company participates in a tax sharing agreement with the consolidated group whereby consolidated income tax expense or benefit is allocated to the Company as if the Company was filing separate tax returns.

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

     Debt -- As more fully described in Note 10, fair values of debt such as the Existing Credit Facility, the senior discount debentures, the senior unsecured notes and the senior subordinated notes and the fair values of interest rate swaps and collars are based on quoted market prices.

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

     Derivative Financial Instruments -- Derivative financial instruments, which constitute interest rate swap and collar agreements (see Note 10), are periodically used by the Company in the management of its variable interest rate exposure. Amounts to be paid or received under interest rate swap and collar agreements are recognized as interest expense or interest income during the period in which these accrue. Gains or losses realized, if any, on the early termination of interest rate swap or collar contracts are deferred, to be recognized upon the termination of the related asset or liability or expiration of the original term of the swap or collar contract, whichever is earlier. The Company does not hold any derivative financial instruments for trading purposes.

     Comprehensive Income (Loss) -- In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income -- The Company adopted this pronouncement in fiscal 1999. Components of comprehensive income for the Company include net income (loss), pension liability adjustment and foreign currency translation.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     Business segmentation -- In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. Except for geographic information set forth below, the adoption of SFAS No. 131 has not resulted in any changes to presentation of financial data in fiscal 1999, as the Company operates as one business segment. Summary geographic financial information for the Company for the fiscal years ended June 30, 1999, 1998 and 1997 as is as follows:

                                                 UNITED STATES    CANADA     TOTAL COMPANY
                                                 -------------    -------    -------------
1999
Total revenues.................................    $696,797       $29,146      $725,943
  Total assets.................................     442,569        13,318       455,887
1998
  Total revenues...............................     772,683        33,034       805,717
  Total assets.................................     523,604        18,383       541,987
1997
  Total revenues...............................     755,254        30,696       785,950
  Total assets.................................     605,764        17,341       623,105

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which revises certain disclosure requirements for the Company's retirement plan assets and obligations, is effective for fiscal periods beginning after December 15, 1997. Restatement of prior years' information is required, where available. As this statement only requires a change in methods of disclosure and not in accounting methods, it did not have any impact on the Company's consolidated financial position and results of operations. The Company adopted SFAS No. 132 in fiscal 1999, as required.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133".) This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those statements at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. In June, 1999, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 until June 15, 2000. The Company is evaluating the effect that the adoption of SFAS No. 133 will have on its consolidated financial position or results of operations.

     Reclassifications -- Certain reclassifications have been made to prior year data in order to conform with the 1999 presentation.

4.  MERGER, RECAPITALIZATION AND PRO FORMA INFORMATION

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

     In accordance with the terms of the Merger Agreement, which was formally approved by the Company's shareholders on August 7, 1997, Quaker merged with and into Holdings, and the holders of approximately 94.7% of shares of Holdings common stock outstanding immediately prior to the merger received $23 per share in cash in exchange for each of these shares. Holders of approximately 5.3% of shares of Holdings

                    DECISIONONE CORPORATION AND SUBSIDIARIES common stock outstanding immediately prior to the merger retained such shares in the merged Holdings, as determined based upon shareholder elections and stock proration factors specified in the Merger Agreement. Immediately following the merger, continuing shareholders owned approximately 11.9% of shares of outstanding Holdings common stock. The aggregate value of the merger transaction was approximately $940 million, including refinancing of the Company's then existing revolving credit facility (see Note 10).

     In connection with the merger, Holdings raised $85 million through the public issuance of senior discount debentures, and the Company issued publicly held senior subordinated notes for approximately $150 million. The Company also entered into a new syndicated credit facility providing for term loans of $470 million and revolving loans of up to $105 million. The proceeds of the senior discount notes, senior subordinated notes and the initial borrowings under the new credit facility along with a loan of approximately $59.1 million and a $10.8 million subordinated promissory note, each due 2010, from the Company to Holdings and the purchase of approximately $225 million of Holdings common stock by Quaker have been used to finance the payments of cash to cash-electing Holdings shareholders, to pay the holders of Holdings stock options and stock warrants canceled or converted, as applicable, in connection with the merger, to repay the Company's then existing revolving credit facility and to pay expenses incurred in connection with the merger.

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

     The following summarized unaudited pro forma information for the years ended June 30, 1998 and 1997 assumes that the merger had occurred on July 1, 1996. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the merger occurred as of July 1, 1996 or which may result in the future.

                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
PRO FORMA LOSS STATEMENT INFORMATION:
Revenues....................................................  $805,717    $785,950
Operating income (loss).....................................   (65,178)     67,750
Income (loss) from continuing operations before income
  taxes.....................................................  (120,972)      9,772
Net income (loss)...........................................  (111,357)      5,726

     The 1998 pro forma net loss reflects (1) a net increase in interest expense of approximately $3.6 million attributable to additional financing incurred in connection with the merger, net of the repayment of the Company's existing revolving credit facility, (2) the elimination of the non-recurring merger expenses of approximately $69.0 million and (3) the elimination of the net tax benefit related to these adjustments of approximately $5.2 million, including the effect of valuation allowances against certain deferred tax assets (see Note
11).

     The 1997 pro forma net income reflects a net increase in interest expense of approximately $43.3 million ($25.4 million after related pro forma tax effect), attributable to additional financing incurred in connection with the merger, net of repayment of the Company's existing revolving credit facility.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

5.  LOSS ON ASSET SALES AND DISPOSALS

     In connection with the company's fiscal 1999 cost reduction program, the Company sold all of its owned facilities, consisting of a multi-purpose facility located in Tulsa, Oklahoma, and a Logistics service facility located in a suburb of Milwaukee, Wisconsin, at a total net loss of approximately $1.5 million.

     Management determined that over 1.2 million of its computer parts were obsolete during its annual fourth quarter physical inventory in fiscal 1998. These parts were retired and subsequently sold to salvage dealers for nominal scrap value. The parts obsolescence was principally due to the convergence of significant changes in the Company's business operations and the computer service industry, which the Company expects will continue. The significant changes include: (1) accelerated technology migration trends as customers modify their computing environments to remediate year 2000 ("Y2K") problems, (2) increasing shifts in demand from data center and midrange systems to desktop computing environments, and (3) declining life cycles of the products under current and anticipated service contracts due to increasingly rapid changes in technology. The abnormal nature of this retirement and subsequent sale required immediate loss recognition of $75 million in the fourth quarter of fiscal 1998.

     In connection with the acquisition of BABSS, the Company acquired contractual profit participation rights pursuant to an existing agreement between BABSS and ICL Sorbus, Ltd. (ICL) (See Note 6). On June 29, 1998, the Company sold its contractual profit participation rights back to ICL at a pretax loss of approximately $12.5 million.

6.  BUSINESS AND CONTRACT ACQUISITIONS

     During the years ended June 30, 1999, 1998 and 1997, the Company acquired certain net assets of other service companies as follows (in thousands):

                                                       CONSIDERATION                                        EXCESS PURCHASE
                                      -----------------------------------------------                       PRICE OVER FAIR
                        NUMBER OF               LIABILITIES            TOTAL PURCHASE                     VALUE OF NET ASSETS
YEARS ENDED            ACQUISITIONS    CASH       ASSUMED     NOTES        PRICE        OTHER TANGIBLES        ACQUIRED
-----------            ------------   -------   -----------   ------   --------------   ---------------   -------------------
Non-significant
business or
maintenance contract
acquisitions:
  June 30, 1997......       9         $32,258     $45,829     $2,201      $80,288           $32,239             $48,049
  June 30, 1998......       4          10,168       6,317      4,538       21,023             4,600              16,423
  June 30, 1999......       1           2,793       1,204         --        3,997               139               3,858

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

                    DECISIONONE CORPORATION AND SUBSIDIARIES

7.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land and buildings..........................................  $     --    $  6,312
Equipment...................................................    10,292      15,335
Computer hardware and software..............................    41,480      32,459
Furniture and fixtures......................................     7,088       9,628
Leasehold improvements......................................     7,034       5,190
                                                              --------    --------
                                                                65,894      68,924
Accumulated depreciation and amortization...................   (40,866)    (39,829)
                                                              --------    --------
                                                              $ 25,028    $ 29,095
                                                              ========    ========

     The principal lives (in years) used in determining depreciation and amortization rates of various assets are: buildings (20-40); equipment (3-10); computer hardware and software (3-5); furniture and fixtures (5-10) and leasehold improvements (term of related leases).

     Depreciation and amortization expense was approximately $13,842,000 , $15,729,000, and $13,549,000 for the fiscal years ended 1999, 1998 and 1997, respectively. As more fully described in Note 5, the Company sold both of its owned facilities during fiscal 1999.

8.  INTANGIBLES

     Intangibles consisted of the following:

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Excess purchase price over fair value of net assets
  acquired..................................................  $138,307    $137,241
Customer lists..............................................    60,370      60,370
Noncompete agreements.......................................     4,331       9,231
Other intangibles...........................................     9,881       8,014
                                                              --------    --------
                                                               212,889     214,856
Accumulated amortization....................................   (84,380)    (60,827)
                                                              --------    --------
                                                              $128,509    $154,029
                                                              ========    ========

     The periods (in years) used in determining the amortization rates of intangible assets are: excess purchase price over fair value of net assets acquired (4-20); customer lists (3-8); noncompete agreements (3-5) and other (1-6).

     Amortization expense relating to intangibles was approximately $26,968,000, $27,169,00, and $23,470,000, for the fiscal years ended 1999, 1998 and 1997, respectively.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consisted of the following:

                                                                   JUNE 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Accounts payable............................................  $39,102    $ 56,040
Compensation and benefits...................................   21,175      20,928
Interest....................................................    7,098      11,485
Unused leases...............................................      531         175
Pension accrual.............................................    1,145       1,515
Accrued professional fees...................................      880         568
Non-income taxes and other..................................   22,204      10,640
                                                              -------    --------
                                                              $92,135    $101,351
                                                              =======    ========

10.  DEBT

     Debt consists of the following:

                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Existing Credit Facility:
Revolving credit loans......................................  $ 65,700    $ 30,700
  Term loans................................................   457,388     467,938
Senior subordinated notes, 9 3/4%, due 2007.................   150,000     150,000
Senior unsecured notes, 14%, due 2006.......................     7,300          --
Seller noninterest-bearing notes payable....................     2,664       2,179
Seller note payable -- purchase of spare parts..............        --         508
Capitalized lease obligations, payable in varying
  installments..............................................       292         752
                                                              --------    --------
                                                               683,344     652,077
Less current portion........................................   682,670      13,311
                                                              --------    --------
                                                              $    674    $638,766
                                                              ========    ========

     In connection with the Company's merger with Quaker (see Note 4), the revolving credit loans outstanding immediately prior to the merger were repaid in full, including all interest due thereon. This refinancing was accomplished, in part, through the issuance of certain new debt instruments, consisting of a Existing Credit Facility, senior discount notes, and senior subordinated notes which, in the aggregate, provide financing of approximately $810 million, subject to certain conditions.

     As more fully described in Note 2, during fiscal 1999 the Company sought and obtained a waiver (the "Waiver") of certain financial covenants contained in its new 1997 Credit Facility (the "Existing Credit Facility"). In connection with the Waiver, The Company incurred waiver fees of approximately $4.3 million, which are being amortized as interest expense through July, 1999. This Waiver expired on July 29, 1999, and the Company is currently, therefore, in technical default under the terms of the Existing Credit Facility. As a result of this default, all amounts outstanding under the Existing Credit Facility could become immediately due and payable, and have been classified as current liabilities in the accompanying consolidated balance sheet

                    DECISIONONE CORPORATION AND SUBSIDIARIES as of June 30, 1999. Additionally, as a result of this default, any additional borrowings under the Existing Credit Facility are subject to the approval of the holders of the Existing Credit Facility.

     As more fully described in Note 2, on August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Although Company management expects the Indebtedness Restructuring to be consummated, such consummation is subject to various approvals outside of the Company's control. Currently, the Company does not have in place any alternate sources of liquidity if the Indebtedness Restructuring, or another similar debt restructuring agreement, is not consummated.

     The Company had average borrowings of approximately $675,417,000 during 1999 at an average interest rate of 8.3%. Maximum borrowings during 1999 were approximately $690,055,000. The Company had average borrowings of $609,629,000 and $221,069,000 during 1998 and 1997, respectively, at an average interest rate of 8.2% and 6.4%, respectively. Maximum borrowings during 1998 and 1997 were $659,732,000 and $243,350,000, respectively.

     The Company's Canadian subsidiary has available a $5.0 million (Canadian) revolving line of credit agreement with a local financial institution. At June 30, 1999 and 1998, no amounts were outstanding under this agreement. At June 30, 1997, approximately $471,000 (in U.S. dollars) was outstanding under this agreement.

     Annual maturities on long-term debt outstanding at June 30, 1999, are as follows (in thousands): 2000, $682,670; 2001, $612 and; 2002, $62.

     The Company has approximately $10,325,000 of letters of credit outstanding as of June 30, 1999. The Company bears the credit risk on this amount to the extent that it does not comply with the provisions of certain agreements. The letters of credit, net of amounts deposited in trust as restricted cash (see
Note 3), reduce the amount available under the Company's revolving loans under its Existing Credit Facility.

EXISTING CREDIT FACILITY

     The Existing Credit Facility provides for term loans of $470,000,000 (term loan A -- $195,000,000 and term loan B -- $275,000,000) and revolving loans of up to $105,000,000. Term loan A expires in August 2003 with uneven quarterly principal payments commencing in September 1998. Term loan B expires in August 2005 with uneven quarterly principal payments commencing in December 1997. The revolving loans expire in August 2003. The Company pays a quarterly commitment fee on the unused amount of the revolving loans. The Company incurred debt issuance costs of approximately $14,375,000 in connection with the Existing Credit Facility. These costs have been deferred and are being amortized to interest expense over the term of the facility.

     The interest rate applicable to the Existing Credit Facility varies, at the Company's option, based upon LIBOR plus applicable margins (2.75% for term loan A and the revolving loans and 3.0% for term loan B) or based upon Prime Rate plus applicable margins (1.5% for term loan A and the revolving loans and 1.75% for term loan B). The applicable weighted average interest rates at June 30, 1999 were 8.47%, 8.71% and 8.96% for term loan A, term loan B, and the revolving loans, respectively.

     The Existing Credit Facility contains various terms and covenants which, among other things, place certain restrictions on the Company's ability to pay dividends and incur additional indebtedness, and which require the Company to meet certain minimum financial performance measurements. These measurements include (1) Adjusted EBITA, (2) Leverage Ratio, (3) Interest Coverage Ratio, and
(4) Fixed Charge Ratio. Additionally, Holdings has pledged the assets of substantially all of its subsidiaries as collateral security for the Existing Credit Facility. During the third quarter of fiscal 1998, the Company sought and obtained amendments to the Existing Credit Facility. The amendments revised certain financial performance measure-

                    DECISIONONE CORPORATION AND SUBSIDIARIES ments and increased the borrowing rate by 0.25%. The Company incurred fees of approximately $1,400,000 in connection with the amendments. These costs have been deferred and are being amortized to interest expense over the remaining term of the related debt instruments. The Company is in compliance with its covenants under the amended Existing Credit Facility as of June 30, 1999.

     The estimated fair value of the Existing Credit Facility was approximately $235.4 million and is based on quoted market prices, as of June 30, 1999.

SENIOR SUBORDINATED NOTES (9 3/4% NOTES)

     The 9 3/4% senior subordinated notes mature on August 1, 2007. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 1998. The Company incurred debt issuance costs of $4,500,000 in connection with the senior subordinated notes. These issuance costs have been deferred and are being amortized over the life of the notes.

     The estimated fair value of the senior subordinated notes as of June 30, 1999 was approximately $6.7 million and is based on quoted market prices. The senior subordinated notes are subordinate to the Existing Credit Facility and the senior unsecured notes.

SENIOR UNSECURED NOTES (14% NOTES)

     On January 27, 1999, the Company's principal shareholder, DLJMB and certain of its affiliates, purchased $7,300,000 of unsecured 14% senior notes due 2006 in DecisionOne Corporation. The proceeds of the 14% senior notes were used for general corporate purposes. The senior unsecured notes are subordinate only to the Existing Credit Facility.

     The estimated fair value of the senior unsecured notes as of June 30, 1999, was approximately $0.3 million based on indicative quoted market rates.

SELLER NOTES PAYABLE

     In connection with certain acquisitions (see Note 6), the Company issued noninterest-bearing notes, the principal of which is primarily due upon settlement of contingent portions of the acquisition purchase price within a specified period subsequent to closing, generally not exceeding one year from the acquisition date. Contingencies typically pertain to actual amounts of monthly maintenance contract revenues acquired and prepaid contract liabilities assumed in comparison to amounts estimated in acquisition agreements. The Company imputes interest, based upon market rates, for long-term, non-interest-bearing obligations.

     During 1997, the Company issued a secured note payable to the seller for the purchase of repairable parts in the original amount of $1,854,000. The note accrues interest at an interest rate of approximately 8%, and requires quarterly payments of principal and interest of approximately $273,000 until maturity in December 1998.

REVOLVING CREDIT LOANS -- 1997 AND PRIOR

     The Company had a revolving credit facility of $300,000,000, which was repaid in connection with the Company's merger in August, 1997 (see Note 4).

INTEREST RATE RISK MANAGEMENT

     The use of interest rate risk management instruments, such as Swaps and Collars, is required under the terms of the Existing Credit Facility. The Company manages interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest rate amounts calculated by reference to an agreed-upon notional principal amount.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The following table summarizes the terms of the Company's existing Swaps and Collars as of June 30, 1999:

                       NOTIONAL AMOUNT    MATURITIES     AVERAGE INTEREST RATE    ESTIMATED FAIR VALUE
                       ---------------    -----------    ---------------------    --------------------
Variable to Fixed
  Swaps..............   $ 75,000,000             2000                5.9%              $(115,000)
Collars..............   $100,000,000      2000 - 2001         5.7% - 6.7%              $(237,000)

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps and Collars represent an integral part of the Company's interest rate risk management, their incremental effect on interest expense for the year ended June 30, 1999 was not significant.

11.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                            YEARS ENDED JUNE 30,
                                                       ------------------------------
                                                        1999        1998       1997
                                                       -------    --------    -------
                                                               (IN THOUSANDS)
Current:
Federal..............................................  $   653    $ (8,209)   $10,909
  State..............................................                  100      3,616
  Foreign............................................                 (372)     1,080
Deferred:
  Federal............................................   21,240      (6,315)     6,460
  State..............................................    3,130        (603)        16
  Foreign............................................                  612       (113)
                                                       -------    --------    -------
Provision (benefit) for income taxes.................  $25,023    $(14,787)   $21,968
                                                       =======    ========    =======

     The tax effects of temporary differences consisted of the following:

                                                                    JUNE 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Gross deferred tax assets:
Accounts receivable.........................................  $   6,139    $  7,869
  Inventory.................................................      4,038       2,819
  Accrued expenses..........................................     34,971       6,348
  Unused leases.............................................       (133)       (277)
  Fixed assets..............................................      1,964       1,714
  Intangibles...............................................     21,781      17,049
  Other.....................................................      2,447       1,298
  Operating loss carryforwards..............................     59,929      52,278
  Tax credit carryforwards..................................      2,969       2,969
                                                              ---------    --------

                    DECISIONONE CORPORATION AND SUBSIDIARIES

                                                                    JUNE 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Gross deferred tax assets...................................    134,105      92,067
Valuation allowance.........................................   (134,105)    (53,804)
                                                              ---------    --------
Gross deferred tax assets less valuation allowance..........  $      --    $ 38,263
  Gross deferred tax liabilities -- repairable spare
     parts..................................................                (13,893)
                                                              ---------    --------
Net deferred tax asset......................................  $      --    $ 24,370
                                                              =========    ========

     Net operating loss and minimum tax credit carryforwards available at June 30, 1999 expire in the following years:

                                                                         YEAR OF
                                                             AMOUNT     EXPIRATION
                                                            --------    ----------
                                                                (IN THOUSANDS)
Federal operating losses..................................  $145,036    2006 - 2019
State operating losses....................................   147,728    2000 - 2019
Foreign operating losses..................................    10,148    2000 - 2006
Investment tax credit.....................................       134       2004
Minimum tax credit........................................     2,835    INDEFINITE

     A reconciliation between the provision (benefit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1999, 1998 and 1997 to income before income taxes, and the actual provision (benefit) for income taxes follows:

                                                              1999     1998     1997
                                                              -----    -----    -----
Federal income tax provision at statutory tax rate..........  (35.0)%  (35.0)%   35.0%
State income taxes, net of federal income tax provision.....   (5.2)    (3.8)     5.0
Foreign income taxes........................................    0.7     (0.4)     0.4
Change in valuation allowance...............................   58.2     30.0
Other.......................................................   (0.6)     2.4      1.0
                                                              -----    -----    -----
Actual income tax provision (benefit) effective tax rate....   18.1%    (6.8)%   41.4%
                                                              =====    =====    =====

     As a result of the Company's merger with Quaker on August 7, 1997 (see Note
4), an "ownership change" occurred pursuant to Section 382 of the Internal Revenue Code. Accordingly, for Federal income tax purposes, net operating loss and tax credit carryforwards of approximately $27.6 million arising prior to the ownership change are limited during any future period to the Section 382 "limitation amount" of approximately $9.0 million per annum. The federal, state and foreign net operating loss carryforwards expire in varying amounts between 1999 and 2019.

     The Company recorded an increase in the valuation allowance of $80,301,000 during the year ended June 30, 1999, from $53,804,000 as of June 30, 1998 to $134,105,000 as of June 30, 1999. The valuation allowance reduces the gross deferred tax assets to the level where management believes that it is more likely than not that the tax benefit will be realized. The ultimate realization of deferred tax benefits is dependant upon the generation of future taxable income during the periods in which the temporary differences become deductible.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

12.  OTHER LIABILITIES

     Other (noncurrent) liabilities consisted of the following:

                                                                  JUNE 30,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN THOUSANDS)
Accrued severance...........................................  $3,847    $2,973
Other noncurrent liabilities................................   2,305     2,823
                                                              ------    ------
                                                              $6,152    $5,796
                                                              ======    ======

     Accrued severance reflects the actuarial determined liability for the separation of employees who are entitled to severance benefits under pre-existing separation pay plans.

     Other noncurrent liabilities include deferred operating lease liabilities related to scheduled rent increases, recorded in accordance with the provisions of SFAS No. 13, Accounting for Leases. Also included in other noncurrent liabilities are provisions relating to unutilized lease losses.

13.  LEASE COMMITMENTS

     The Company conducts its operations primarily from leased warehouses and office facilities and uses certain computer, data processing and other equipment under operating lease agreements expiring on various dates through 2009. The future minimum lease payments for operating leases having initial or remaining noncancelable terms in excess of one year for the five years succeeding June 30, 1999 and thereafter are as follows (in thousands):

2000...............................................  $20,092
2001...............................................   17,194
2002...............................................   12,188
2003...............................................    9,749
2004...............................................    7,661
Thereafter.........................................    7,623
                                                     -------
                                                     $74,507
                                                     =======

     Rental expense amounted to approximately $23,405,000, $19,379,000, and $17,367,000, for the fiscal years ended 1999, 1998 and 1997, respectively.

14.  RETIREMENT PLANS

     The Company maintains a 401(k) plan for its employees. Under this plan, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plan. The Company's contribution to this plan for fiscal 1999, 1998, and 1997 were $1,070,000, $1,013,000 and $0, respectively. A similar plan exists for former employees of an acquired company for which eligibility and additional contributions were frozen in September 1988.

     In addition, the Company assumed the liability of the defined benefit pension plan applicable to employees of a company acquired in 1986. The eligibility and benefits were frozen as of the date of the acquisition.

                    DECISIONONE CORPORATION AND SUBSIDIARIES

     Periodic (income) cost, and related financial information with respect to the defined benefit pension plan is as follows:

                                                               1999      1998
                                                              ------    -------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $9,156    $ 7,290
Service cost................................................      --         --
Interest cost...............................................     610        611
Plan amendments.............................................      --         --
Actuarial (gain) loss.......................................      70      1,613
Benefits paid...............................................    (929)      (358)
                                                              ------    -------
Benefit obligation at end of year...........................  $8,907    $ 9,156
                                                              ======    =======
CHANGE IN PLAN ASSETS:
Fair Value of plan assets at beginning of year..............  $7,858    $ 6,128
Actual return on plan assets................................     747      1,506
Employer contributions......................................     284        582
Benefits paid...............................................    (928)      (358)
                                                              ------    -------
Fair Value of plan assets at end of year....................  $7,961    $ 7,858
                                                              ======    =======
RECONCILIATION OF FUNDED STATUS:
Funded status...............................................  $ (947)   $(1,298)
Unrecognized transition asset...............................     405        438
Unrecognized prior service cost.............................      --         --
Unrecognized (gain) loss....................................   2,255      2,390
                                                              ------    -------
Net amount recognized.......................................  $1,713    $ 1,530
                                                              ======    =======
AMOUNTS RECOGNIZED ON THE CONSOLIDATED BALANCE SHEETS
  CONSIST OF:
Intangible asset............................................  $  405    $   438
Accrued benefit liability...................................    (947)    (1,298)
Accumulated other comprehensive income......................   2,255      2,390
                                                              ------    -------
Accrued benefit cost........................................  $1,713    $ 1,530
                                                              ======    =======

                                                             1999     1998     1997
                                                             -----    -----    -----
PERIOD (INCOME) COST:
Service Cost...............................................     --       --       --
Interest Cost..............................................  $ 610    $ 611    $ 521
Expected return on plan assets.............................   (631)    (525)    (409)
Amortization of transition asset...........................     33       33       33
Amortization of prior service costs........................
Amortization of (gain) loss................................     88      115      (23)
                                                             -----    -----    -----
Total Net periodic benefit (income) cost...................  $ 100    $ 234    $ 122
                                                             =====    =====    =====

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% for 1999, 7.0% for 1998, and 7.5% for 1997. The expected long-term rate of return on assets was 8.5%

                    DECISIONONE CORPORATION AND SUBSIDIARIES for 1999, 1998 and 1997. The mortality table used for 1999 and 1998 was the 1983 Group Annuity Mortality Table for Males and Females and the mortality table used for 1997 was the UP-1984 Unisex Mortality Table.

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

     During the year ended June 30, 1999, the Company recorded charges of $4.5 million, included in selling, general and administrative expenses, for estimated future severance costs in accordance with SFAS No. 112, which reflects the actuarially determined benefit costs for the separation of employees who are entitled to benefits under pre-existing separation pay plans, including employees separated under the Operating Plan (see Note 2).

     See Note 12 for further information regarding accrued severance and unutilized lease losses.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company, or certain businesses as to which it is alleged that the Company is a successor, have been identified as potentially responsible parties in respect to four waste disposal sites that have been identified by the United States Environmental Protection Agency as Superfund sites. In addition, the Company received a notice several years ago that it may be a potentially responsible party with respect to a fifth, related site, but has not received any other communication with respect to that site. Under applicable law, all parties responsible for disposal of hazardous substances at those sites are jointly and severally liable for clean-up costs. The Company initially estimated that its share of the costs of the clean-up of one of these sites was approximately $500,000, of which $372,000 and $460,000 remained unpaid and accrued in the accompanying consolidated balance sheets as of June 30, 1999 and 1998. Complete information as to the scope of required clean-up at these sites is not yet available and, therefore, management's evaluation may be affected as further information becomes available. However, in light of information currently available to management, including information regarding assessments of the sites to date and the nature of involvement of the Company's predecessor at the sites, it is management's opinion that the Company's potential additional liability, if any, for the cost of clean-up of these sites will not be material to the consolidated financial position, results of operations or liquidity of the Company.

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

17.  RELATED PARTY TRANSACTIONS

     In connection with the Quaker Merger (See Note 4), DecisionOne Corporation made a loan to DecisionOne Holdings Corp. for $59,100,000 and a $10,800,000 subordinated promissory note, each due 2010,

                    DECISIONONE CORPORATION AND SUBSIDIARIES which were used to finance the merger. The subordinated promissory notes accrue interest at an annual interest rate of 8 1/4%. Interest and principal are both due upon maturity in August 2010. Interest income recorded by DecisionOne Corporation was approximately $4,323,000 and $5,236,000 in fiscal 1999 and 1998, respectively.

     As more-fully described in Note 2, the Company's proposed plan for Indebtedness Restructuring will result in a reorganization of the Company and Holdings, and raises substantial doubt as to the ultimate collectibility of the aforementioned subordinated promissory notes between Holdings and the Company. Accordingly, these amounts have been fully reserved in the Company's financial statements as of June 30, 1999, resulting in a charge of $72.5 million for the year ended June 30, 1999. These transactions and related fiscal 1999 charge have no impact on the consolidated financial statements of Decision One Holdings Corp. and Subsidiaries, as these are eliminated in consolidation.

     During the years ended June 30, 1999 and 1998, respectively, the Company incurred costs of approximately $528,000 and $500,000 for financial advisory services to the DLJ Group. Of these amounts, approximately $528,000 and $0 remained unpaid at June 30, 1999 and 1998, respectively.

     As more fully described in Note 10, on January 27, 1999, DLJMB purchased $7,300,000 of unsecured 14% senior notes due 2006 by DecisionOne Corporation. Interest expense of approximately $430,000 remained unpaid at June 30, 1999, with respect to these obligations.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the unaudited quarterly financial information for the fiscal years ended 1999 and 1998:

                                                           QUARTER ENDED
                                         -------------------------------------------------
                                         SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30(1),
                                         ---------    --------    ---------    -----------
                                                      (DOLLARS IN THOUSANDS)
1999
Revenues...............................  $196,044     $185,017    $176,005      $ 168,877
Gross profit...........................    47,565       34,235      32,534         36,546
Net loss...............................    (6,997)     (21,622)    (20,352)      (113,947)

                                                           QUARTER ENDED
                                        ----------------------------------------------------
                                        SEPT. 30(1),    DEC. 31,    MARCH 31,    JUNE 30(2),
                                        ------------    --------    ---------    -----------
                                                       (DOLLARS IN THOUSANDS)
1998
Revenues..............................    $202,264      $200,075    $200,910      $202,468
Gross profit..........................      44,819        46,769      47,747        52,576
Net loss..............................     (57,117)       (6,625)     (8,033)      (99,866)
Proforma net loss.....................        (824)       (6,625)     (8,033)      (95,875)

---------------
(1) Net loss for the fourth quarter of 1999 includes a charge of $25.0 million to reduce deferred tax assets to the level where management believes it is more likely than not that such tax benefits will be realized (see Note 11). Additionally, the Company has recorded a charge of $72.5 million to reflect a provision for amounts deemed by management to be uncollectable at June 30, 1999 (see Note 17).

(2) Net loss for the first quarter of 1998 includes $69.0 million of pre-tax merger expenses (See Note 4).

(3) Net loss for the fourth quarter of 1998 includes $87.5 million of pre-tax loss on asset sales and disposals and a $12.3 million pre-tax special charge to the provision for uncollectible receivables (See Note 5).

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (PARENT COMPANY ONLY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              JUNE 30,     JUNE 30,
                                                                1999         1998
                                                              ---------    ---------
ASSETS
Current assets..............................................  $   1,188    $   1,519
  Other assets..............................................      2,988        3,896
                                                              ---------    ---------
          Total assets......................................  $   4,176    $   5,415
                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
  Investment in deficiency of subsidiaries..................  $ 294,790    $ 204,468
  Senior discount debentures................................    103,496       92,246
  Intercompany loan and payables............................     73,987       69,867
  Other liabilities.........................................        500          440
  Preferred stock, no par value; authorized 15,000,000; none
     outstanding............................................         --           --
  Common stock, $.01 par value; authorized 30,000,000;
     12,564,485 issued and outstanding shares in 1999 and
     12,584,219 shares in 1998..............................        126          126
  Additional paid-in capital................................    242,181      242,181
  Accumulated deficiency....................................   (708,236)    (601,195)
  Accumulated other comprehensive income (loss).............     (2,668)      (2,718)
                                                              ---------    ---------
          Total shareholders' equity (deficiency)...........   (468,597)    (361,606)
                                                              ---------    ---------
          Total liabilities and shareholders' equity
            (deficiency)....................................  $   4,176    $   5,415
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

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                                  YEARS ENDED JUNE 30,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    ---------    -------
Equity in net income (loss) of subsidiaries...............  $ (90,372)   $(171,641)   $31,084
Interest expense, net of interest income of $42 in 1999
and $1,210 in 1998........................................     16,332       12,479         --
                                                            ---------    ---------    -------
Income (loss) before provision (benefit) for income
  taxes...................................................   (106,704)    (184,120)    31,084
Provision (benefit) for income taxes......................        337         (990)        --
                                                            ---------    ---------    -------
Net income (loss).........................................  $(107,041)   $(183,130)   $31,084
                                                            =========    =========    =======

                 See notes to condensed financial information.

                                                                      SCHEDULE I

                           DECISIONONE HOLDINGS CORP.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)
                                 (IN THOUSANDS)

                                                                  YEARS ENDED JUNE 30,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    --------
Operating Activities:
Net income (loss)........................................  $(107,041)   $(171,641)   $ 31,084
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities....................    107,019      172,851     (31,084)
                                                           ---------    ---------    --------
       Net cash provided by (used in) operating
          activities.....................................        (22)       1,210          --
                                                           ---------    ---------    --------
Investing Activities -- contribution to capital of
  subsidiaries...........................................         --           --        (439)
                                                           ---------    ---------    --------
Financing Activities:
  Proceeds from issuance of common stock.................         --      226,583          --
  Proceeds from issuance of senior discount debentures...         --       79,723          --
  Proceeds from related party loan.......................         --       69,617          --
  Issuance of common stock and warrants..................         --        1,880         439
  Cash paid to redeem common stock.......................         --     (621,803)         --
  Dividends received from subsidiary.....................         --      244,000          --
  Issuance of preferred stock............................         --           --          --
  Preferred stock dividends..............................         --           --          --
                                                           ---------    ---------    --------
       Net cash provided by financing activities.........         --           --         439
                                                           ---------    ---------    --------
  Net change in cash.....................................        (22)       1,210          --
  Cash, beginning of year................................      1,210           --          --
                                                           ---------    ---------    --------
  Cash, end of year......................................  $   1,188    $   1,210    $     --
                                                           =========    =========    ========

                                                                      SCHEDULE 1

                           DECISIONONE HOLDINGS CORP.

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY ONLY)

1.  BASIS OF PRESENTATION

     The accompanying condensed financial statements include the accounts of DecisionOne Holdings Corp. (the "Parent") and on an equity basis its subsidiaries and should be read in conjunction with the consolidated financial statements of DecisionOne Holdings Corp. and Subsidiaries (the "Company") and the notes thereto.

2.  INDEBTEDNESS RESTRUCTURING

     The Company has continued to experience declining trends in revenues, and earnings throughout fiscal 1999. The declining trends principally result from lower sales of new service contracts, erosion of contract base and minimal growth from acquisitions.

     As previously announced, on January 28, 1999, the Company initiated a corporate operating plan ("Operating Plan") intended to restore revenue growth and improve financial performance. The Restructuring Plan included the following key components: (i) focusing on all aspects of the Company's operations -- from sales through service delivery -- on providing information technology support services to three customer groups: large corporate customers (also known as "enterprise accounts"), medium sized accounts (also known as "middle market"), and alliance customers (including OEMs, software publishers, systems integrators, distributors and resellers, etc.); (ii) a cost-reduction program designed to reduce the Company's cost structure by $40 million annually upon full implementation, including a reduction in force of more than 500 employees; and (iii) financial structure changes, including an additional $7.3 million investment in the form of 14% Senior Unsecured Notes due 2006 (the "14% Notes") in DecisionOne Corporation by an affiliate of DLJ Merchant Banking Partners II, L.P. ("DLJMB"). DLJMB, and the Company's agreement with its lenders to waive certain financial covenants in the Company's credit agreement through July 29, 1999 (the "Waiver").

     On July 14, 1999, the Company's common stock was delisted from the NASDAQ national market System. Since that date, the Company's common stock has been quoted on the OTC Bulletin Board.

     On August 2, 1999, the Company announced an agreement in principle with the bank lending group and the holders of the 14% Notes on the restructuring of its indebtedness (the "Indebtedness Restructuring"). Under the terms of the final agreement, the bank lending group would exchange approximately $523 million in existing indebtedness for approximately 94.6 percent of the reorganized Company's equity and $250 million in new senior secured bank debt (the "New Credit Agreement"). The agreement further provides that the holders of the 14% Notes would exchange their notes for (a) warrants equal to approximately 4.2 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million and (b) warrants equal to approximately 2.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. The holders of the 9 3/4% Senior Subordinated Notes due 2007 (the "9 3/4% Notes") would exchange their notes for (a) approximately 5.0 percent of the reorganized Company's equity; (b) warrants equal to approximately 2.8 percent of the reorganized Company's fully diluted equity, at an exercise price based on an enterprise value of $350 million; (c) warrants equal to approximately 5.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $200 million; and (d) warrants equal to approximately 3.0 percent of the reorganized Company's equity, at an exercise price based on an equity valuation of $280 million. In addition, the holders of the 11 1/2% Senior Discount Debentures due 2008 (the "11 1/2% Notes") and the holder of unsecured claims of Holdings would receive a total of approximately 0.4 percent of the reorganized Company's equity.

     The Company did not make the $7.3 million interest payment on its 9 3/4% Notes, which was due on August 2, 1999 nor the interest payment due to the holders of the 14% Notes. The Waiver, pursuant to which the bank lending group agreed to waive certain financial covenants under its Existing Credit Facility expired on July 29, 1999. The holders of the 9 3/4% Notes, the holders of the 11 1/2% Notes, the holders of the 14% Notes and the bank lending group have the right to declare the respective outstanding loan amounts immediately due and payable and seek to exercise remedies, including, in the case of the Existing Credit Facility, foreclosure on the collateral securing such amounts. As such, the Company has reflected all such loan amounts as current liabilities as of June 30, 1999. See note 10 to the Company's consolidated financial statements for further information.

     The Company's proposed Indebtedness Restructuring will be subject to the approval of a United States Bankruptcy Court (the "Bankruptcy Court") pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code").

     The Indebtedness Restructuring will be accomplished through a plan of reorganization (the "Plan") in a prepackaged case under Chapter 11 of the Bankruptcy Code. The Plan along with a related disclosure statement will be delivered to the bank lending group and the holders of the 14% Notes in connection with the Company's prepetition solicitation of acceptances of the proposed Plan. If, by the end of the solicitation period, the requisite acceptances have been received from the bank lending group and the holders of the 14% Notes, the Company intends to file a petition under Chapter 11 and to use the acceptances received pursuant to the solicitation to seek confirmation of the Plan. With respect to all the other creditors and equity holders of the Company that are impaired under the Plan, the Company intends to seek confirmation of the Plan under the "cram down" provisions of the Bankruptcy Code. The Plan will only be confirmed if the Bankruptcy Court determines that all the requirements of the Bankruptcy Code have been met, including, without limitation, that the Plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the Plan does not "discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible and (iii) in the "best interests" of creditors and equity holders impaired under the Plan.

     The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses from operations, significant shareholders' deficiency, default under the terms of its credit agreement, and the related Indebtedness Restructuring and planned Bankruptcy Court filings raise substantial doubt about the Company's ability to operate as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to reverse its declining revenue trends; (ii) the Company's ability to generate sufficient cash from operations and/or obtain additional financing to meets its obligations prior to confirmation of a plan of reorganization; (iii) confirmation of the Company's plan of reorganization under the Bankruptcy Code, and (iv) the Company's ability to achieve profitable operations and generate sufficient cash from operations and/or obtain additional financing after such confirmation.

3.  SENIOR DISCOUNT DEBENTURES

     The Parent received net proceeds of $85,003,520 from the sale of $148,400,000 principal amount at maturity of its 11 1/2% senior discount debentures due 2008. The debentures accrete at a rate of 11 1/2% per annum, compounded semi-annually, to an aggregate principal amount at maturity of $148,400,000 by August 1, 2002. Commencing on February 1, 2003, cash interest on the debentures will be payable, semi-annually in arrears on each February 1 and August 1. The Parent incurred debt issuance costs of $3,400,141 in connection with the senior discount debentures. These costs have been deferred and are being amortized to interest expense over the life of the debentures. See Note 4 to the Company's consolidated financial statements for further information.

4.  RELATED PARTY TRANSACTIONS

     In connection with the Quaker Merger (See Note 4 to the Company's consolidated financial statements), DecisionOne Corporation made a loan to DecisionOne Holdings Corp. for $59,100,000 and a $10,800,000 subordinated promissory note, each due 2010, which were used to finance the merger. The subordinated promissory notes accrue interest at an annual interest rate of 8 1/4%. Interest and principal are both due upon maturity in August 2010. Interest expense recorded by DecisionOne Holdings Corp. was approximately $5,764,000 and $5,236,000 in fiscal 1999 and 1998, respectively.

5.  INCOME TAXES

     The Parent and its wholly owned subsidiaries file a consolidated tax return. The Parent participates in a tax sharing agreement with the consolidated group whereby consolidated income tax expense or benefit is allocated to the Parent as if the Parent was filing separate tax returns.